Form 10-Q
period 1995-09-30
NVF CO
filed 1995-11-14
CIK 73515

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended September 30, 1995

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from.....to.....

Commission file number     1-3290


                                  NVF COMPANY


            (Exact name of registrant as specified in its charter)

            DELAWARE                                      51-0035270
  (State or other jurisdiction of                      (I.R.S. Employer)
   incorporation or organization)                     Identification No.)

                  1166 Yorklyn Road, Yorklyn, Delaware 19736
                   (address of principal executive offices)
                                  (Zip Code)


                                (302) 239-5281
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.       Yes   x .  No     .

There were 93,270,917 shares of common stock $.01 par value outstanding at October 30, 1995.





                                  NVF COMPANY
                                   FORM 10-Q
                       Quarter ended September 30, 1995



                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Consolidated Balance Sheets
        September 30, 1995 and December 31, 1994                         3

      Consolidated Statements of Earnings (Loss)
        Nine Months Ended September 30, 1995 and 1994                    5

      Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1995 and 1994                    6

      Consolidated Statements of Changes in Stockholders'
        Equity (Deficit)
        Nine Months Ended September 30, 1995 and 1994                    8

      Notes to Interim Consolidated Financial Statements                 9

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             29


Part II.  Other Information:

      Item 1.  Legal Proceedings                                        34

      Item 3.  Defaults Upon Senior Securities                          34

      Item 5.  Other Information                                        35

      Item 6.  Exhibits and Reports on Form 8-K                         35

Signatures                                                              36























PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                          Consolidated Balance Sheets
                   September 30, 1995 and December 31, 1994
                            (thousands of dollars)
                                   Unaudited



                                                September 30,     December 31,
            Assets                                  1995              1994
Current assets:
    Cash and equivalents                          $     463            1,274
    Receivables, less allowance for doubtful
      accounts of $566 and $380                      15,071           14,884
    Inventories                                      13,888           14,389
    Other current assets                                453              471
            Total current assets                     29,875           31,018

Investment in affiliate                                 102              342

Properties, at cost                                  88,010           85,652
Less accumulated depreciation and amortization      (69,089)         (67,068)
      Net properties                                 18,921           18,584
Other assets                                          2,386            2,317

                                                  $  51,284           52,261


   Liabilities and Stockholders' Deficiency
Current liabilities:
    Current portion of long-term debt             $   9,887            9,849
    Accounts receivable financing                     4,819            3,641
    Accounts payable                                  1,734            1,558
    Accrued professional liabilities                  7,321            5,214
    Accrued interest payable                          1,369            1,336
    Accrued wages and other employee costs            1,510            1,865
    Other current liabilities                           433              864
            Total current liabilities                27,073           24,327

Other noncurrent liabilities                          2,891            2,770
Long-term debt                                          182               35
Liabilities subject to compromise  (A)               88,348           88,349

Stockholders' Equity:
    Common stock, $.01 par value; authorized
      200,000,000 shares; issued 95,563,461
      shares                                             956             956
    Capital in excess of par value                   234,943         234,943
    Accumulated deficit                             (294,757)       (290,767)
    Treasury common stock, 2,292,544 shares
      at cost                                         (8,352)         (8,352)
            Total stockholders' deficiency           (67,210)        (63,220)

                                                   $  51,284          52,261







See accompanying notes to consolidated financial statements


                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                          Consolidated Balance Sheets
                   September 30, 1995 and December 31, 1994
                            (thousands of dollars)
                                   Unaudited






                                                    September 30,  December 31,
                                                        1995           1994
(A) Liabilities subject to compromise consist of the following:

      Trade and other miscellaneous claims            $  9,079        9,445
      Accrued interest                                   2,076        2,076
      Pension obligations                                5,699        5,378
      Post retirement benefit obligations, net             734          527
      Subordinated debentures, 5%                       48,046       48,046
      Subordinated debentures, 10%                      11,375       11,375
      Other accrued liabilities                         11,308       11,340
      Current portion of long-term debt                     16           39
      Noncurrent portion of long term debt                  15          123

                                                      $ 88,348 (B)   88,349 (B)














(B) Certain liabilities have been separately classified in the Plans of Reorganization filed on April 13, 1994 and July 14, 1994.
























                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                  Consolidated Statements of Earnings (Loss)
                    (In thousands except per share amounts)
                                   Unaudited




                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        1995      1994        1995     1994

Net sales and operating revenues     $ 23,537    23,091      74,529   70,780

Cost of goods sold                     19,590    18,716      61,968   56,648
Depreciation and amortization             674       719       2,022    2,133
Selling, general and administrative
  expenses                              3,037     2,703       8,798    8,272
                                       23,301    22,138      72,788   67,053

      Income from operations              236       953       1,741    3,727

Other income (expense):
   Other income (expense), net            375        36          24     (151)
   Debt costs (Contractual interest
     $1,251, 1,493, 4,072, 4,538)        (121)     (608)       (682)  (1,883)

                                          254      (572)       (658)  (2,034)
      Income from operations
        before reorganization items
        and provision for taxes on
        income                            490       381       1,083    1,693

Reorganization items:
      Professional fees                 1,613       891       5,073    2,951

      Loss from operations
        before taxes on income         (1,123)     (510)     (3,990)  (1,258)

Provision for taxes on income             -         -           -         15

      Net Loss                         (1,123)     (510)     (3,990)  (1,273)


Weighted average number of common
  and common equivalent shares
  outstanding, in thousands of
  shares                               93,271    93,271      93,271   93,271

Loss per share                       $  (0.01)    (0.01)      (0.04)   (0.01)














See accompanying notes to consolidated financial statements.


                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                            (thousands of dollars)

                                   Unaudited


                                                         1995        1994
Cash flows from operations:

Net loss                                               $ (3,990)     (1,273)

Adjustments to reconcile loss to net
  cash provided by operating activities:
      Depreciation and amortization                       2,022       2,137
      Equity in earnings of affiliates                      240         -

            Total adjustments                             2,262       2,137

                                                         (1,728)        864
(Increase) decrease in assets:
      Receivables, net                                     (187)       (860)
      Inventories                                           501         582
      Other current assets                                   18        (118)
      Other assets long-term                                (69)       (121)

Increase (decrease) in liabilities:
      Accounts payable                                      (34)         79
      Accrued interest payable                               33         753
      Accrued taxes                                         -            22
      Accrued wages and other employee costs               (191)        538
      Other current liabilities                            (463)         14
      Other noncurrent liabilities                          328         107

            Total                                           (64)        996

      Cash provided from (used in)
        operating activities without
        reorganization items                             (1,792)      1,860

Cash flows from reorganization items:
      Increase (decrease) in accrued professional
        fees rendered in connection with
        bankruptcy proceeding                             2,107       1,662

            Net cash provided from operating
              activities                                    315       3,522

Cash flows from investing activities:
      Capital expenditures                               (2,358)     (1,114)













See accompanying notes to consolidated financial statements.


                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
               Consolidated Statements of Cash Flows (continued)
                 Nine Months Ended September 30, 1995 and 1994
                            (thousands of dollars)

                                   Unaudited





                                                         1995        1994
Cash flows from financing activities:
      Net Proceeds (repayments) from accounts
        receivable financing                              1,178      (1,749)
      Increase (repayments) of long-term debt                54          29

            Net cash provided (used) by financing
              activities                                  1,232      (1,720)

Net increase (decrease) in cash and equivalents            (811)        688

Cash and equivalents at beginning of year                 1,274       1,979

Cash and equivalents at end of period                  $    463       2,667

Supplemental disclosures of cash flow
  information:
      Cash paid during the year for:

        Interest                                       $    649       1,113

        Income taxes                                   $    -           -


Supplemental schedule for noncash investing and financing activities:

      Total capital expenditures                          2,358       1,114
      Amounts representing capital leases                   (90)        (30)

         Net cash used for investing activities           2,268       1,084

























                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                 Nine Months Ended September 30, 1995 and 1994
                            (thousands of dollars)

                                   Unaudited





                                              Capital In             Treasury
                                      Common  Excess Of  Accumulated  Common
                                      Stock   Par Value    Deficit    Stock

Nine Months ended September 30, 1995

Balance at beginning of period        $   956    234,943   (290,767)   (8,352)

Net loss for the period                   -          -       (3,990)      -

Balance at end of period              $   956    234,943   (294,757)   (8,352)




Nine Months ended September 30, 1994

Balance at beginning of period        $   956    234,943   (279,784)   (8,352)

Net loss for the period                   -          -       (1,273)      -

Balance at end of period              $   956    234,943   (281,057)   (8,352)

































                         NVF COMPANY AND SUBSIDIARIES
              Notes to Interim Consolidated Financial Statements

                                   Unaudited


Note 1 - Basis of Presentation

      The condensed financial information included herein has been prepared by the Company, without audit, for filing with the Securities and Exchange Commission. The interim consolidated financial statements include the accounts of the NVF Company ("NVF") and its wholly-owned subsidiaries (NVF, together with its subsidiaries, the "Company,") unless the context otherwise indicates. NVF statements have been filed in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The subsidiary companies, Parsons Paper and NVF Canada, are not in bankruptcy thus there was no change made in the manner they are accounted for. Stand alone statements for NVF can be found in Note 10. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements presented reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim period presented. All adjustments were of a normal recurring nature with the exception of the reclassification of
liabilities subject to compromise.   These interim financial
statements should be read in conjunction with the consolidated statements and related notes thereto contained in the Form 10-K of the Company for the year ended December 31, 1994.

      On August 27, 1993, three creditors of NVF filed an involuntary bankruptcy petition against NVF under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"), Case No. 93-1020. On September 15, 1993, NVF filed its answer to the involuntary petition, and an order for relief was entered by the Bankruptcy Court. NVF continues to operate its business and is in possession of its assets as a debtor in possession in accordance with the Bankruptcy Code. No trustee or examiner has been appointed.

      On April 13, 1994, the Company filed its Disclosure Statement and Plan of Reorganization. The hearing on the adequacy of the Disclosure Statement was set for June 15, 1994. On June 6, 1994, the Disclosure Statement hearing was continued until June 30, 1994. The hearing was subsequently taken off calendar. On July 15, 1994, the Company filed its First Amended Disclosure Statement and First Amended Plan of Reorganization. A hearing on the adequacy of the First Amended Disclosure Statement was set for September 13, 1994. On September 7, 1994, the Company filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. On September 13, 1994, the hearing on the adequacy of the Second Amended Disclosure was taken off calendar due to the agreement (the "Joint Agreement") reached before the Bankruptcy Court between NVF



                         NVF COMPANY AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (Continued)

                                   Unaudited


Note 1 - Basis of Presentation (continued)

and the Official Committee of Unsecured Creditors of NVF (the
"Committee") to jointly retain an investment banking firm for the purpose of marketing and selling or recapitalizing the Company.

      The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown has implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which will realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court has permitted the mover to review the findings and conclusions of Alex. Brown's decision. Eventually, Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. A hearing is scheduled in mid November. No later than thirty days after the Bankruptcy Court approves the motion, an overbid sale will be conducted. The winning bid is expected to be incorporated into a plan of reorganization that will be proposed jointly by NVF and the Committee. The plan will set forth the distributions and treatment for all creditors of the bankruptcy estate. Common stockholders of NVF are not expected to receive any distributions. The Bankruptcy Court has granted NVF an extension of its exclusivity period to November 14, 1995.

      On June 25, 1993 an involuntary bankruptcy petition was filed against APL Corporation ("APL"), the Company's 68% owned subsidiary. On July 23, 1993, APL filed a motion in the Bankruptcy Court for the Southern District of Florida and obtained an order on July 27, 1993 converting the involuntary petition to a voluntary case under Chapter 11 of the Bankruptcy Code. On or about February 24, 1995, a Disclosure Statement For Creditors' Committee's Plan of Reorganization was filed in the APL bankruptcy case. A hearing on the Disclosure Statement in the APL case was held on April 6, 1995 and the Disclosure Statement was approved on April 15, 1995. The Plan was confirmed on June 8, 1995. Due to the fact that NVF no longer has control over APL, statements presented herein have been restated to reflect APL as a discontinued operation and to reflect
the deconsolidation of APL effective June 30, 1993.   The Company

                         NVF COMPANY AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (Continued)

                                   Unaudited


Note 1 - Basis of Presentation (continued)

has approximately $2.5 million face value of APL's 10-3/4% Subordinated Sinking Fund Debentures, all of which have been reserved for in the accompanying financial statements. However a settlement of litigation commenced by the Committee (See Note 9) calls for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. A motion seeking approval is to be heard by the Bankruptcy Court on November 15, 1995.

      As part of a series of transactions on April 23, 1993 Insurance and Risk Management ("IRM") repurchased from DWG Corporation ("DWG") 25% of the issued and outstanding stock of IRM. As a result of this purchase, NVF's ownership of IRM increased from 45% to 60% as IRM recorded the purchase of the shares from DWG as treasury stock thus reducing the outstanding shares. In a related transaction IRM sold to DWG all of its 2.7% stake in CFC Holdings for $8.4 million resulting in an approximate $7 million gain on the sale. The result of this gain was IRM's equity went from negative to positive, therefore NVF, as a 60% owner, recorded its share of the equity in IRM, approximately $1.5 million. NVF's equity in IRM was then reduced by dividends paid by IRM in 1993, 1994 and 1995 of $1,066,667, $133,333 and $240,000, respectively. IRM, DWG and NVF were affiliated as a result of common ownership and control by Victor Posner. As a result of the April 23, 1993 transactions DWG was no longer affiliated with NVF and IRM.

      IRM is now in the process of being liquidated. The decision to liquidate IRM was due to the fact that IRM's business was almost entirely conducted with affiliated companies. With DWG, the largest of such affiliated companies, becoming disaffiliated and electing not to use IRM for insurance placements and claims managements, IRM's business would become too small to be useful or profitable, thus the decision to liquidate. The decision to liquidate did not have a material impact on the Company's financial statements. Due to the fact that IRM has not and will not take any new business after June 30, 1993 and will be liquidated as soon as is practicable, NVF has elected to continue to account for IRM under the equity method on a quarter lag basis.

      For the nine months ended September 30, 1995 and 1994 NVF had no income from its equity investment in IRM and NVF has a carrying value of its investment in IRM at September 30, 1995 and December 31, 1994 of $102,000 and $342,000, respectively. NVF has also recorded a liquidating dividend of $133,333 in Other Income (Expense) in the first quarter of 1994. In April 1995 the Company recorded an additional $240,000 liquidating dividend from IRM.



                         NVF COMPANY AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (Continued)

                                   Unaudited


Note 1 - Basis of Presentation (continued)

      The financial statements included herein have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments relating to the recoverability and classification of recorded assets amounts nor the amounts and classification of liabilities that might be necessary should NVF be unable to continue in existence or be required to sell its assets. As a result of the uncertainties described above, reference is made to Note 8 of the Notes to Interim Consolidated Financial Statements included herein for information concerning the estimated liquidation value of NVF on a consolidated basis.


Note 2 - Accounts Receivable

      The Company had an accounts receivable financing arrangement with Schottenstein Stores Corporation covering substantially all of its accounts receivable. Such arrangement provided for advances to be made against eligible accounts receivable of up to 75% of the full net amount of such receivables, with interest on such advances at the prime rate plus 2%, the payment of a commission of 1% of the face amount of all accounts for which advances are made and the payment of an administrative fee of $100,000 per year. On March 8, 1995 the Company petitioned the Bankruptcy Court to change financing arrangements of its accounts receivable. The CIT Group/Business Credit, Inc. ("CIT") offered the Company a line of credit up to the lesser of $8,000,000 or 80% of eligible accounts receivable at an interest rate of prime (8.75% at September 30, 1995) plus 1/2%, a line of credit fee of 1/2% per annum on the unused balance and a $3,000 per month Collateral Management fee.
On April 28, 1995 the Bankruptcy Court approved the CIT financing agreement and on May 1, 1995 the Company began using CIT as its accounts receivable financier. At September 30, 1995, the Company had outstanding advances under the CIT arrangement aggregating approximately $4.8 million.


Note 3 - Inventories

      The following is a summary of the major classifications of inventories:
                                          September 30,     December 31,
                                               1995            1994
                                            (thousands of dollars)

      Raw materials and supplies           $  4,746           $  3,984
      Work in process                         2,963              3,177
      Finished goods                          6,179              7,228
                                           $ 13,888           $ 14,389

                         NVF COMPANY AND SUBSIDIARIES
        Notes to Interim Consolidated Financial Statements (Continued)

                                   Unaudited


Note 4 - Interim Period Income Taxes

      No Federal income tax benefits were recorded for NVF and its subsidiaries in the first nine months of 1995 and 1994 because of financial reporting limitations on recognizing tax benefits on losses carried forward to future years.


Note 5 - Transactions with Related Parties

      In December 1991, NVF acquired from certain holders of APL's 10-3/4% Subordinated Sinking Fund Debentures due August 1, 1997, approximately $2.5 million of such debentures. In exchange for such debentures, NVF issued 11-3/4% secured amortizing promissory notes due December 26, 2001 that require level monthly payments of approximately $36,000, the last of which was made in July, 1993. All payments due since have not been made due to the bankruptcy. According to the terms of the notes, the notes are in default and may be called for payment of 100% of principal plus interest ($2,417,000 at December 31, 1994 and September 30, 1995). For the accrued interest on such acquired APL debentures in the amount of approximately $248,000 NVF issued secured promissory notes that were paid on June 26, 1992. All such notes are secured by mortgages on manufacturing properties of NVF. Due to the APL bankruptcy, the Company has set up reserves for the entire amount of the APL Debentures. However a settlement of litigation commenced by the NVF Creditors' Committee (See Note 9) calls for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. A motion seeking Court approval of the settlement will be heard by the Bankruptcy Court on November 15, 1995.

Note 6 - Defaults on Subordinated Debt

      NVF did not make sinking fund payments of $4.8 million due on January 1, 1993 and $43.2 million due January 1, 1994 nor did it make $1.2 million interest payments due July 1, 1993 and January 1, 1994 on its 5% Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 5% Subordinated Notes at December 31, 1994 and September 30, 1995 was $48,046,000. The contractual accrued interest payable on the 5% Subordinated Debentures at December 31, 1994 and September 30, 1995 was $4,804,567 and $6,606,286, respectively. NVF did not make a sinking fund payment of approximately $285,000 on November 14, 1993 and November 14, 1994 nor did it make interest payments of $568,757 on November 14, 1993, May 14, 1994, November 14, 1994 and
May 14, 1995 on its 10% Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 10% Subordinated Notes at December 31, 1994

                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


and September 30, 1995 was $11,375,000. The contractual accrued interest payable on the 10% Subordinated Debentures at December 31, 1994 and September 30, 1995 was $1,843,068 and $2,696,205,
respectively.


Note 7 - Defaults on Secured Debt

      NVF did not make interest payments of approximately $373,000 on November 22, 1993, May 22, 1994, November 22, 1994 and May 22, 1995 on its 10% Secured Notes. According to the terms of the notes the notes are in default and may be called for 100% of the principal ($7,461,644) plus interest. The contractual accrued interest payable on the 10% Secured Notes at December 31, 1994 and September 30, 1995 was $1,214,219 and $1,773,767, respectively.
NVF also did not make monthly payments of approximately $36,000 on its 11-3/4% Secured Promissory Notes since July, 1993. (See Note
5). According to the terms of the notes, the notes are in default and may be called for 100% of principal ($2,305,451) plus interest. The contractual accrued interest payable on the 11-3/4% Secured Promissory Notes at December 31, 1994 and September 30, 1995 was $364,911 and $540,498, respectively.

      During the fourth quarter of 1994 the Company became aware that the collateral securing its 11-3/4% Secured Promissory Notes and its 10% Secured Notes was insufficient to cover the face value of the obligations. Per Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company ceased accruing interest on these debts as of September 30, 1994. As of September 30, 1995 the Company has accrued $303,578 and $1,027,703 of interest on the 11-3/4% Secured Promissory Notes and 10% Secured Notes, respectively, in "Accrued Interest Payable".


Note 8 - Pro Forma Liquidating Balance Sheet - NVF (Unaudited)

      Because of the uncertainties concerning the Company's ability to continue operations on a going concern basis described elsewhere herein, set forth below is certain pro forma information concerning the estimated liquidating value of the Company on a consolidated basis. Such estimated values are the Company's best estimates of the recoverability of asset amounts upon a liquidation. No assurance can be given that actual liquidation values will approximate those set forth below. Values obtainable upon liquidation can vary widely depending upon various factors, including general business and market conditions and the manner and time of sales. The assumption and methodology in estimating the liquidating value of NVF assets were as follows:

                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 8 - Pro Forma Liquidating Balance Sheet - NVF (Unaudited)

      Current assets were made up of accounts receivable and inventory. Most of the Company's inventory is either in process or finished goods. If liquidated, the Company would have difficulty selling the inventory without deep discounts. NVF's product is the base material in electrical components, etc. A large amount of NVF's inventory is in the circuit board industry. Customers are unlikely to purchase this inventory because it is technical in nature and requires tight compliance to military specifications. For these reasons, inventory was valued at 40% of book value. The majority of the receivables will be difficult to collect because of the simple fact that the Company is in liquidation, customers will not want to pay or may want to return unused materials, etc. Management feels that there would be a 75% recovery on its receivables. Properties were valued at current market values and do not reflect a true liquidation valuation. Liabilities are valued dollar for dollar.


                                                    September 30, 1995
                                                   Historical  ProForma
                                                       (In thousands)
  Assets
Current assets                                     $ 29,875      17,321
Properties, net                                      18,921      11,832
Other assets                                          2,488         -

                                                   $ 51,284      29,153


  Liabilities and Stockholders' Deficiency
Current liabilities                                  27,073      27,073
Long-term debt and other liabilities                 91,421      91,421
Stockholders' deficiency                            (67,210)    (89,341)

                                                   $ 51,284      29,153














                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings

      By virtue of NVF's Bankruptcy discussed elsewhere herein, all litigation against NVF has been stayed pursuant to 11 USC Section
362 and unless otherwise ordered such proceedings will be resolved in the context of the bankruptcy case.

      On December 1, 1993, in an action brought by the Securities & Exchange Commission not involving the Company, a judge in the United States District Court for the Southern District of New York issued a decision stating that the Court would issue a decree, among other things, barring Victor Posner and Steven Posner from serving as officers and directors of any reporting company under the Securities Exchange Act of 1934, as amended, and ordering that the stock Victor Posner and Steven Posner own in reporting companies which they control (as defined in that Act) be placed in voting trusts. On December 29, 1993 such decree was issued. On January 4, 1994 Victor Posner resigned his positions as Director, President and Chief Executive Officer of the Company. The United States Court of Appeals for the Second Circuit has affirmed the lower court's judgment and certiori has been denied by the United States Supreme Court.

      On June 8, 1994, Richard L. Beltzhoover, as Trustee of The Employees' Pension and Investment Plan of Insulation Represen-tatives, Inc. filed suit against NVF in the Court of Chancery of the State of Delaware In and For New Castle County. The suit requested that the Court of Chancery summarily order an annual meeting of the shareholders of the Debtor. On December 5, 1994 the Board of Directors of the Company approved a settlement proposal whereby Beltzhoover withdrew his motions and covenants not to refile, initiate, commence or resurrect any of the motions at any time before July 31, 1995. Beltzhoover also agreed not to seek reimbursement from the Company for any expenses incurred as a result of his efforts. In turn, the Company elected Richard Beltzhoover and Kim Del Fabro to its Board of Directors effective December 5, 1994.

      On June 4, 1993 Insurance Company of North America ("INA") filed suit against the Company claiming INA was indemnified by NVF on certain self insured workers compensation and mining reclamation obligations written for Sharon Steel Corporation and its subsidiaries. By virtue of NVF's bankruptcy action, this suit has been stayed. INA has filed a proof of claim against the Company in the amount of approximately $4,500,000 in the Bankruptcy Court which has been resolved by allowance of INA's unsecured claim in the amount of $4.385 million. The Company has accrued the entire amount of the claim under "Liabilities Subject to Compromise".



                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

      On March 17, 1993, New Castle County filed an action in the Superior Court of the State of Delaware against the Company claiming that the Company owed New Castle $1,566,956.81 for sewer service provided to the Company's Yorklyn, Delaware plant. The Company is unable to predict the outcome of this litigation at this time; however, the Company believes that it has certain rights of setoff arising from the failure of New Castle County to operate and maintain a sewer line and pump station on the Company's land pursuant to an earlier agreement.

      The Creditor's Committee commenced an adversary action in the United States District Court for the District of Delaware against certain present and former directors of the Company (including Messrs. Victor and Steven Posner), Triarc Companies, Inc. (formerly known as DWG), RC/Arby's Corporation, American Financial Corporation, Great American Insurance Company and Mid-Continent Casualty Company (the "Litigation"). The First Amended Complaint in the action alleged causes of action based on allegations of breach of fiduciary duty, waste, fraudulent transfers, preference payments, and violations of the Racketeer influence and Corrupt Organizations Act ("RICO"). The District Court subsequently dismissed the Committee's RICO claims on the grounds that defendants' alleged acts of mail and wire fraud did not proximately cause injury to NVF. The District Court also held that Delaware's three-year limitations period set forth in 10 Del. C. 8016 might apply to some causes of action and allowed the Committee to file a second amended complaint to plead facts showing why its claims are not time-barred. In its second amended complaint, the Committee named NVF Company as a nominal defendant. The Committee had also filed a motion seeking leave to file a third amended complaint and a motion seeking reconsideration of the order dismissing the RICO claims. Following extensive discovery and pre-trial preparation, on May 9, 1995, the parties to the litigation reached a settlement of their disputes before a United States Magistrate. Pursuant to the settlement, which is subject to approval by the Bankruptcy Court, the parties have agreed, among other things, to the following: A) Victor Posner has agreed to pay $20,750,000 to the NVF estate; B) the Committee has agreed that the claim of the 10% secured notes will be allowed in the approximate amount of $8.2 million; C) the holders of the 11-3/4% Secured NVF notes have agreed to return such notes in exchange for the return of approximately $2,538,000 principal amount of the APL 10-3/4% Subordinated Sinking Fund Debentures held by NVF; D) DWG will withdraw its unsecured claims of approximately $210,000; and E) the parties have agreed to exchange mutual releases. A motion seeking approval of the settlement has been submitted to the Bankruptcy Court.


                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

      The Company and the EPA, subject to obtaining necessary approvals, had reached agreement in principle with respect to treatment of environmental claims under the Debtor's plan. Under this agreement, among other things, environmental obligations would pass through to NVF after reorganization. In light of the retention of Alex. Brown for the purpose of selling or recapitalizing the Company, NVF and the EPA have not taken any further steps to implement this agreement due to the changed circumstances surrounding the sale or recapitalization of the Company.


Tybouts Corner Landfill

      In October 1980, the EPA filed suit against New Castle County, Delaware and others with respect to the disposal of waste at the Tybouts Corner Landfill which is adjacent to the Army Creek
Landfill described below. The EPA sought injunctive relief and recovery of its clean up costs. The Company and numerous other alleged potentially responsible parties ("PRP") were named in the suit as third party defendants in 1985. A Consent Decree was approved by the Court resolving the Company's liability.

      The Company was also named as a defendant in an action brought by certain residents in the vicinity of the Tybouts Corner Landfill arising out of the alleged contamination of the site. In November 1992, the Company entered into a settlement of such action with the Andrews Generator Settlement Group providing for the payment by the Company of approximately $122,000 in twelve equal monthly installments (of which three payments in the aggregate amount of $30,419.58 remain outstanding). The underlying action has been dismissed. In the event of nonpayment by the Company, the settlement with the Andrews Group provides for a lien on the Company's property in New Castle County as a remedy.


Army Creek Landfill & Delaware Sand and Gravel Landfill

      In a November 4, 1993 demand letter sent by the New Castle County Finance Legal Office to the Company and all other non-settling potentially responsible parties, New Castle County demanded $9 million for costs related to the installation and operation of a water treatment plant and oversight costs attributable to both the Army Creek Landfill and the Delaware Sand and Gravel Superfund sites which are located in close proximity to each other in New Castle County, Delaware. On January 27, 1994, the New Castle County Finance Legal Office filed an Addendum to Chapter 11 Proof of Claim of New Castle County, Delaware, against

                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

the Company for unliquidated costs attributable to both the Army
Creek Landfill and the Delaware Sand and Gravel Superfund sites as follows:

      1) $3 million pursuant to the terms of a Consent Decree related to the clean up of both sites, and

      2) $6 million (exclusive of interest) in clean up costs at both sites prior to entry of the Consent Decree.

      Following court ordered mediation, the Company settled all of its liability in the Delaware Sand and Gravel Superfund site for $300,000. A Consent Decree incorporating the settlement was approved and signed by the court on June 14, 1995. By paying this amount, the Company received a complete release from liability related to this site. Further, the Delaware Sand and Gravel Consent Decree also released its signatories, including NVF, from any groundwater remedy costs associated with Army Creek. The County may or may not have additional liability claims related to the soil or other remedial activities at the Army Creek Landfill. However, at present no claim, demand or other notice has been issued by the County to the Company for any other costs related to the Army Creek Landfill.


Kennett Square Plant Site and Noznesky Junk Yard

      The Company was notified in 1984 by the Pennsylvania Department of Environmental Resources ("DER") of a discharge containing PCBs from an outfall from its Kennett Square plant in Chester County, Pennsylvania to an unnamed tributary of the west branch of Red Clay Creek. The Company responded with an investigation and clean up of the potential source. The Company entered into a consent order and agreement with the EPA with respect to on-site clean up and the EPA advised the Company that it has fully complied with the order. The DER subsequently requested that the Company clean up PCBs in the unnamed tributary. With respect to alleged off-site contaminations, the EPA issued two unilateral orders requiring testing and removal by the Company of certain contaminated soils. The Company filed a final report with the EPA under the second unilateral order, which expressly superseded the first order, stating that the Company believed its terms had been complied with. The Company had remediated the swale by the removal of tons of soil, testing and developing a solution to the PCBs in the rail road ditch. The Company also discussed with the EPA a possible settlement with respect to additional elevated concentrations of PCBs that were detected in an off-site drainage ditch. On November 10, 1992, the EPA sent to the Company

                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

a unilateral order requiring the prompt development and implementation of a response action plan for (1) the evacuation and disposal of PCB contaminated soils, sediments and debris from the off-site drainage ditch and (2) the "swale/tributary PCB report" described above. The Company declined to undertake the order for several reasons including financial and technical ones. Through September 23, 1994, the EPA reports it has incurred costs of approximately $2,298,189 in performing part or all of the work. $1,035,047 of those costs are reported to have been incurred prepetition with the remainder subsequent to the filing. The EPA could seek to impose fines of $25,000 per day and/or treble damages for non-compliance with the order due to the Company's refusal to perform the work.

      The EPA is evaluating possible investigation and cleanup of the site. In addition the EPA has suggested to the Company that it reclaim a sedimentation pond. Further, the EPA has advised the Company that it is reviewing Kennett Square and/or adjacent areas for possible listing on the National Priorities List ("NPL") as a Superfund site. The EPA informed the Company that costs related to Kennett Square could be $10 million dollars or higher if Kennett Square is named as a Superfund site. The EPA has declined to provide any additional information other than such evaluation is ongoing.

      In approximately March, 1995, the Company also received notice of violation letters and/or information requests from governmental agencies regarding alleged hazardous waste management, air emission, and wastewater discharge violations. The Company has retained consultants to advise it about the substance of those claims and the potential compliance costs, if any.

      EPA recently investigated and cleaned up a site known as the Noznesky Junkyard which is adjacent to the Kennett Square Plant. EPA incurred costs of approximately $1.8 million in the clean up. Because EPA has not served demand letters on or proceeded with any formal action against potentially responsible parties, NVF is uncertain of its connection to this site.


Lipari Landfill

      The three principal defendants/third-party plaintiffs at the Lipari landfill site, Rohm & Haas, Owens-Illinois, and Manor Health Care, settled with the United States and the State of New Jersey in 1994 and agreed to pay most of the government's costs and to perform the remedy at the site. Additionally, numerous potentially


                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

responsible parties named as third-party defendants by the principal defendants settled their liability as well. Ten (10) third-party defendants remain in the litigation, including the Company, with the third-party plaintiffs. The third-party defendants generally are substantial companies. The three third-party plaintiffs and the ten third-party defendants participated in court ordered mediation to resolve the matter throughout much of 1994 and 1995. This mediation failed and trial schedule is expected to be set. The three third-party plaintiffs allege joint and several liability, and seek approximately $6 to $9 million from the third-party defendants.


GEMS Landfill

      The Company, along with numerous other parties, is a recipient of a unilateral 106 order directing it to perform certain remedial actions at the GEMS Landfill site in New Jersey as a result of alleged waste disposal at such site. The Company has also been named a defendant in litigation commenced by NJDEP with respect to the GEMS site and had entered into a partial settlement with respect to Phase I of the GEMS site remediation, for which it paid approximately $150,000. Subsequently, New Jersey issued a directive to existing PRPs including the Company, relating to the GEMS site Phase II (final) remediation. The Company believes there may be a reallocation of waste volumes attributable to participating parties which could affect the Company's share for both Phase I and Phase II settlement cost. Additionally, a class action involving 200 to 900 property owners received class certification and litigation is proceeding against some PRPs at this site.

Helen Kramer Landfill, Marvin Jones Transfer Station, P.J.P
Landfill

      On May 31, 1989, NJDEP issued a directive to 48 potentially responsible parties, including the Company, requesting reimbursement for the state's expected share of remedial and administrative costs at the Helen Kramer Landfill. Thereafter, both the United States and NJDEP filed separate complaints in October, 1989, alleging joint and several liability. U.S. v. Helen Kramer, Civil No. 89-4340(6) filed October 16, 1989; and New Jersey
v. Almo Anti-pollution Services Corp., Civil No. 89-4380(6), filed October 10, 1989. Those actions were joined by the Court. New Jersey and the United States seek an alleged $184,373,549.18, plus interest and costs, against some 48 direct defendants, including the Company, and approximately 265 third-party defendants. Through


                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

court ordered mediation last year, the magistrate attempted to settle the case for substantially less than the government's demand. The settlement process failed and the magistrate has recently ruled that the direct defendants are to proceed in the litigation as jointly and severally liable, but that the third-party defendants may be only severally liable.

      In May 1990, the NJDEP also issued a multi-site directive and notice to insurers under the New Jersey Spill Act to numerous parties with respect to the Helen Kramer Landfill, the so-called Marvin Jones Transfer Station in Sewell, New Jersey and the P.J.P. Landfill in Jersey City, New Jersey seeking reimbursement of New Jersey's expected share of costs to implement remedial actions at such sites as a result of the generation or transportation of hazardous substance allegedly disposed of at such sites by the parties named in such directive, including the Company.


Yorklyn Plant Site and Newark Site

      In June 1993, the Company received notification from the State of Delaware regarding potential liability for zinc contamination of the Yorklyn plant site on the Red Clay Creek and adjacent area.
The State contends that historical plant operations have contributed levels of zinc in the stream and sediment. The Company proposes to enter into a Consent Decree with the state to investigate the alleged contamination.

      The NVF Newark site is located along the banks of the White
Clay Creek in Newark, Delaware.   NVF ceased all production
operations at this facility in December 1991. In January 1989 the Delaware Department of Natural Resources and Environmental Control ("DNREC") conducted a "Preliminary Assessment" of the Newark facility. This was followed by a June 1989 "Site Inspection" (SI) conducted by DNREC in conjunction with EPA. EPA scored all data from the "SI" using the National Hazardous Ranking System model and concluded that the site scores below the minimum score requiring an "Extensive Site Inspection". The Newark site status with EPA is "No Further Action". The DNREC has included this Newark site on their list of "Potential State Super Fund Sites" (a listing of sites needing further investigation).








                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

Buzby Brothers Landfill

      In October 1991, the NJDEP issued a directive to more than one hundred PRPs, including the Company, notifying them that they are responsible for cleanup of the Buzby Brothers Landfill in Voorhees, New Jersey, and ordering the PRPs, including the Company, to reimburse NJDEP for the estimated costs of the remedial investigation and feasibility study. The PRPs have discussed settlement of the directive, and an intra-group allocation has been proposed pursuant to which the Company paid $10,000 to settle its liability under the directive for reimbursement of the estimated costs of such investigation and feasibility study. To date, approximately $8.5 million has been spent by owner/operators to remediate the site and there is pending federal and state court litigation against some of the PRPs, not including the Company, in which those who incurred costs performing a remedy seek reimbursement from others. It is possible that such an action could be pursued against the Company.

Boarhead Farms Site

      On June 10, 1988 and May 26, 1993, the EPA sent the Company requests for information connecting the Company to the Boarhead Farms Site, Bridgeton Township, Bucks County Pennsylvania. The Company knows of no information directly linking it to this site and has provided a response to that effect to the EPA on August 8, 1994.

Spectron Site

      The EPA named 400 to 500 potentially responsible parties at this site, including the Company as a generator. Clean up of this site has been divided into three operable units, and the Company previously has settled all claims with respect to two of those units. On or about October 1, 1995, NVF received an EPA notice letter indicating the EPA's intention to proceed with a remedial investigation and feasibility study for the final unit and inviting the Company's participation. The Company is presently investigating this development and has no information about the extent of its additional liability, if any.

McAdoo Associates Site

      The Company was named as a PRP at the McAdoo Associates Site in Pennsylvania and entered into a Consent Decree with 63 other PRPs on June 3, 1988 to settle its liability at the site. Clean up costs are estimated at $3.18 million, of which the Company agreed to pay .59% or $22,484.90.

                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited

Note 9 - Legal Proceedings (continued)

Bolsenski Landfill, Mountaintop Landfill, and Rivere Chemical Site

      The Company received PRP Notice letters from the EPA with respect to each of these three sites as follows:

      .   Bolsenski Landfill Site, Chester County, PA, Sept. 6, 1989

      .   Mountaintop Landfill, Lancaster County, PA. March 4, 1988

      .   Rivere Chemical Site, Bucks County, PA, Sept. 8, 1987 and
          April 12, 1988.

      The Company responded to these notices denying liability.


Other Sites

      The Company may have been, or may in the future be, alleged to be liable for environmental costs at other sites in various states, including Pennsylvania, New Jersey, and Delaware. Such potential liability arises out of the Company's alleged use of waste hauling entities related to Marvin Jonas, whose waste disposal practices have caused both governmental and private parties to bring cost recovery actions against any and all former Jonas customers when there is an allegation that Jonas disposed of waste at a particular site.


Summary

      The Company's consolidated financial statements at September 30, 1995 and December 31, 1994 included elsewhere herein, include provisions of approximately $6.8 million for costs in connection with the environmental matters described above. As detailed below, it is the Company's current belief that the referenced and known environmental proceedings will not have a material adverse effect on its financial position or its results of operations. The Company believes that the $6.8 million accrual should provide an adequate amount to resolve these known liabilities. However, because of the uncertain nature of its environmental liabilities, particularly those related to the Kennett Square facility and the Yorklyn Plant, the Company is unable to assure that the outcome of the environmental matters will not have a material adverse effect on its financial position or the results of operations.

      At the off site areas, the Company belongs to PRP Groups which typically pay costs and expenses on a basis reflecting each individual PRP's allocated share. While the Company's allocated share varies from site to site, at most sites it is approximately
1% or less.  To devise an estimated range for accrual purposes, the
                         NVF COMPANY AND SUBSIDIARIES
       Notes to Interim Consolidated Financial Statements - (Continued)

                                   Unaudited


Note 9 - Legal Proceedings (continued)

Company assessed its allocated share against the range of total site costs considered by the PRP Group for each site. Because literally hundreds of other PRPs exist at these other sites, and those companies are jointly and severally liable, the Company does not have the resources or the ability to assess the financial condition of these other parties. In light of the multiple parties, the Company does not believe that the financial condition of other companies will affect its liability.

      For Company owned sites, the Company employed ranges of costs for known problems at Kennett Square and Yorklyn. As discussed below, those ranges do not include other speculative future environmental developments which could have a material impact on the Company. By applying this criterion for off site and owned sites, the Company estimated its environmental liabilities in the range of approximately $3 million to approximately $15 million. Based upon its settlement experience at certain sites and an internal assessment of the total clean up costs at each site, the Company determined an accrual amount for the range of potential environmental costs of $6.8 million. The Company's actual cost for these liabilities may well be closer to the lower end of the range due to the fact that the Company is in bankruptcy and due to the bankruptcy treatment of certain of these claims. The $6.8 million accrual does not include any offset for potential insurance recoveries. While the Company is hopeful that it will recover some funds for environmental expenses, it has not reached any agreements on its insurance claims. The Company has asserted claims against its insurers for all off site environmental liabilities and all environmental liabilities for the Kennett Square facility. In those actions, the Company seeks recovery of all costs incurred in connection with those environmental matters.

      Finally, future environmental matters could have a material impact on the Company. Specifically, the United States Environmental Protection Agency ("EPA") is evaluating the Kennett Square site and/or surrounding areas for possible listing on the NPL". However, the EPA has provided no indication of whether it intends to do so. If the EPA were to list the site and/or surrounding areas on the NPL and a cleanup were to be required, such a development could have a material impact on the Company. Because of the wholly speculative nature of this issue, the Company has not considered it in the $6.8 million accrual.







Note 10 - NVF Stand Alone Financial Statements - Unaudited

      The Company's subsidiaries, Parsons Paper and NVF Canada, are not part of the bankruptcy thus there was no change in the manner they are accounted for. The accompanying financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".


                                  NVF COMPANY
                            (Debtor-in-Possession)
                                 Balance Sheet
                              September 30, 1995
                            (thousands of dollars)
                                   Unaudited


                                                           September 30,
      Assets                                                   1995
Current assets:
      Cash and equivalents                                   $     241
      Receivables, less allowance for doubtful
        accounts of $565                                        13,957
      Intercompany receivables, net                              7,404
      Inventories                                               12,347
      Other current assets                                         435

            Total current assets                                34,384

Investment in affiliate                                            102

Properties, at cost                                             87,442
Less accumulated depreciation and amortization                 (68,552)
      Net properties                                            18,890
Other assets                                                     2,289

                                                             $  55,665

      Liabilities and Stockholders' Deficiency
Current liabilities not subject to compromise:
      Current portion of long-term debt                      $   9,886
      Accounts receivable financing                              4,819
      Accounts payable                                             767
      Accrued interest payable                                   1,369
      Accrued professional fees                                  7,321
      Other current liabilities                                  1,440
            Total current liabilities                           25,602

Investment in subsidiaries                                       5,935
Other long-term liabilities                                      2,753
Long-term debt                                                     182
Liabilities subject to compromise  (A)                          88,348
Stockholders' deficiency:
      Common stock, $.01 par value; authorized
        200,000,000 shares; issued 95,563,461 shares               956
      Capital in excess of par value                           234,943
      Accumulated deficit                                     (294,702)
      Treasury common stock, 2,292,544 shares,
        at cost                                                 (8,352)

            Total stockholders' deficiency                     (67,155)

                                                             $  55,665



Note 10 - NVF Stand Alone Financial Statements - Unaudited



                                  NVF COMPANY
                            (Debtor-in-Possession)
                                 Balance Sheet
                              September 30, 1995
                            (thousands of dollars)
                                   Unaudited






                                                       September 30,
                                                          1995
(A) Liabilities subject to compromise consist of the following:

      Trade and other miscellaneous claims              $  9,079
      Accrued interest                                     2,076
      Pension obligations                                  5,699
      Post retirement benefit obligations, net               734
      Subordinated debentures, 5%                         48,046
      Subordinated debentures, 10%                        11,375
      Other accrued liabilities                           11,308
      Current portion of long-term debt                       16
      Noncurrent portion of long term debt                    15

                                                       $  88,348 (B)








(B) Certain liabilities have been separately classified in the Plans of Reorganization filed on April 13, 1994 and July 14, 1994.























Note 10 - NVF Stand Alone Financial Statements - Unaudited


                                  NVF COMPANY
                            (Debtor-in-Possession)
                           Statements of Operations
                    (In thousands except per share amounts)
                                   Unaudited


                                                        Nine Months Ended
                                                        September 30, 1995

Net sales and operating revenues                             $  68,639

Cost of goods sold                                              56,247
Depreciation and amortization                                    1,997
Selling, general and administrative
  expenses                                                       7,831
                                                                66,075

      Income from operations                                     2,564

Other income (expense):
  Other income (expense), net                                      771
  Debt costs                                                      (599)

                                                                   172

Income from operations before
  reorganization items, taxes and
  equity in net loss of affiliates                               2,736

Reorganization items:

  Professional fees                                              5,073



      Income (loss) before taxes and equity
        in net loss of affiliates                               (2,337)
  Taxes                                                            -

      Income before equity in net loss
         of affiliates                                          (2,337)

Equity in net loss of affiliates                                (1,653)

            Net loss                                         $  (3,990)

Weighted average number of common and
  common equivalent shares outstanding,
  in thousands of shares                                        93,271

Net loss per share                                               (0.04)













          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION AND LIQUIDITY

      NVF's consolidated working capital at September 30, 1995 decreased by approximately $3,889,000 from December 31, 1994. The decrease is primarily attributable to increased borrowings on accounts receivable and increased accrued professional fees incurred for reorganization. Although net losses continued, cash flow from operations was positive as accrued professional fees increased approximately $2.1 million. Cash flow from investing activities was negative as the Company's capital program to increase fibre production was completed. Cash flow from financing activities was positive as the Company increased its utilization of accounts receivable financing to complete its capital program.

      On August 27, 1993 three creditors of NVF filed an involuntary bankruptcy petition against NVF under Chapter 11 of the Bankruptcy Code in Bankruptcy Court, Case No. 93-1020. On September 15, 1993, NVF filed its answer to the involuntary petition, and an order for relief was entered by the Bankruptcy Court. NVF continues to operate its business and is in possession of its assets as a debtor in possession in accordance with the Bankruptcy Code. No trustee or examiner has been appointed.

      On September 13, 1994 the Joint Agreement was reached before the Court between NVF and the Committee. Pursuant to the Joint Agreement the parties agreed to jointly select an investment banking firm for the purpose of maximizing the value of the NVF estate by either marketing and selling or recapitalizing the NVF estate. In that connection NVF and the Committee jointly retained
Alex. Brown.   Alex. Brown made procedural recommendations that
were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown has implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which will realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. Eventually, Alex Brown determined that the bid by First Security and Investment Corp. was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. A hearing is scheduled in mid November. No later than thirty days after the Bankruptcy Court approves the motion, an overbid sale will be conducted. The winning bid is expected to be incorporated into a plan of reorganization that will be proposed jointly by NVF and the Committee. The plan will set forth the distributions and treatment for all creditors of the bankruptcy case. The Bankruptcy Court has granted NVF an extension of its exclusivity period to November 14, 1995.



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

      NVF did not make sinking fund payments of $4.8 million due on January 1, 1993 and $43.2 million due January 1, 1994 nor did it make $1.2 million interest payments due July 1, 1993 and January 1, 1994 on its 5% Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 5% Subordinated Notes at December 31, 1994 and September 30, 1995 was $48,046,000. NVF did not make a sinking fund payment of approximately $285,000 on November 14, 1993 and November 14, 1994 nor did it make interest payments totaling $568,757 on November 14, 1993, May 14, 1994, November 14, 1994 and May 14, 1995 on its 10%
Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 10% Subordinated Notes at December 31, 1994 and June 30, 1995 was $11,375,000.

      NVF did not make interest payments totaling approximately $373,000 on November 22, 1993, May 22, 1994, November 22, 1994 and
May 22, 1995 on its 10% Secured Notes. According to the terms of the notes the notes are in default and may be called for 100% of the principal ($7,461,644) plus interest. NVF also did not make monthly payments of approximately $36,000 on its 11-3/4% Secured Promissory Notes since July, 1993. According to the terms of the notes, the notes are in default and may be called for 100% of principal ($2,305,451) plus interest.

      The Company anticipates a reduction of the current portion of long-term debt by exchanging its APL 10-3/4% Subordinated Sinking Fund debentures for 11-3/4% Secured NVF notes. The Company anticipates that the remainder of the current portion of long term debt will be restructured as part of its reorganization plan to emerge from bankruptcy. The 5% and 10% Subordinated Debentures are expected to be compromised within the course of the bankruptcy and paid from a pool created by the sale of the Company and all proceeds from litigation commenced by The Official Committee of Unsecured Creditors of NVF Company vs. Victor Posner, et al. The settlement with Victor Posner has been submitted to the Bankruptcy Court for approval but has not yet been finalized. The settlement will have no effect on liquidity as it will be held in an escrow account for settlement of creditors' claims against the Company in their bankruptcy proceedings.

      The Company had an accounts receivable financing arrangement with Schottenstein Stores Corporation covering substantially all of its accounts receivable. Such arrangement provided for advances to be made against eligible accounts receivable of up to 75% of the full net amount of such receivables, interest on such advances at the prime rate plus 2%, the payment of a commission of 1% of the face amount of all accounts for which advances are made and the

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

payment of an administrative fee of $100,000 per year. On March 8, 1995 the Company petitioned the Bankruptcy Court to change financing arrangements of its accounts receivable. CIT offered the Company a line of credit up to the lesser of $8,000,000 or 80% of eligible accounts receivable at an interest rate of prime (9.25% at September 30, 1995) plus 1/2%, a line of credit fee of 1/2% per annum on the unused balance and a $3,000 per month Collateral Management fee. On April 28, 1995 the Bankruptcy Court approved the CIT financing agreement and on May 1, 1995 the Company began using CIT as its accounts receivable financier. At September 30, 1995, the Company had outstanding advances under the CIT arrangement aggregating approximately $4.8 million.

      NVF's ability to meet its cash requirements in the next twelve months is dependent upon increased cash flow being generated from NVF's operations, the continuing of financing of accounts receivable, available borrowings, the compromising of liabilities within the framework of bankruptcy and possible sale of any assets. No assurance can be given that any of such conditions can be achieved or, if achieved, what the terms and conditions thereof
will be.   NVF believes, but cannot assure, that cash generated
from operations and funds from the CIT Group revolving credit line facility or alternative facility will be sufficient to enable NVF to maintain its operations until such time as a plan can be confirmed by the Bankruptcy Court. It is the Company's current estimate that approximately $2.5 million may need to be paid by the Company during the next twelve months for environmental liabilities. The payment of such amount of money might have an adverse affect on the Company's liquidity. The Company believes that such cash can be generated through a combination of additional borrowings on its line of credit, increased cash flow generated from operations and possibly sale of any assets. No assurance can be given that any of such conditions can be achieved or, if achieved, what the terms and conditions thereof will be.

      The Company's consolidated financial statements at September 30, 1995 included elsewhere herein, include reserves of approximately $6.8 million for costs in connection with the known environmental matters described above except for future speculative matters relating to Kennett Square and Yorklyn. However, environmental liabilities are inherently uncertain and future events and/or additional information may require adjustments to this reserve figure. In connection with the various claims asserted against NVF by the EPA and others in connection with environmental matters, NVF has commenced an action against various insurance carriers for coverage of some or all of the amount for which NVF might be held liable in connection therewith and the defense costs thereof. Except as noted above, NVF is unable at this time to predict the outcome of such action or the amounts, if


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

any, which may be paid by such insurers. NVF believes that the outcome of such environmental matters described above will not have a material adverse effect on its financial position or its results of operations.

      Future environmental matters could have a material impact on the Company. The Company notes that subsequent to filing its Form 10-K (March 31, 1995) (1) the Company was advised by the EPA that it is reviewing the Kennett Square site and/or surrounding areas for possible listing on the NPL as a Superfund Site and (2) the Company has received notification from the EPA seeking information regarding potential liability for zinc contamination related to the Yorklyn Plant site (the "Yorklyn Contamination"). The Company further notes that in the event that (1) the Kennett Square site and/or surrounding areas is, in fact, named as a Superfund Site or
(2) remediation of the Yorklyn Contamination is required, and it is determined that the Company is liable for costs thereof, the Company would likely expect to incur significant additional expenses with respect to environmental matters for those areas. In a letter dated April 13, 1995, the EPA informed the Company that costs related to Kennett Square site and/or surrounding areas could be $10 million or higher if any of those areas is named as a Superfund site. The likelihood (1) that the Kennett Square and/or any surrounding areas will be named as a Superfund Site or (2) that remediation of the Yorklyn Contamination will be required and that a determination will be made that the Company is responsible for the costs therefore cannot be predicted with certainty at the present time. In connection with the various claims asserted against the Company by the EPA and others in connection with environmental matters, the Company has commenced an action against various insurance carriers for coverage of some or all of the amount for which the Company might be held liable in connection therewith and the defense costs thereof. The Company is unable at this time to predict the outcome of such action or the amounts, if any, which may be paid by such insurers.

      The financial statements included herein have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should NVF be unable to continue in existence or be required to sell its assets. As a result of the uncertainties described above, reference is made to Note 8 included elsewhere herein for information concerning the estimated liquidation value of NVF on a consolidated basis.





          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995
      Compared with Nine Months Ended September 30, 1994

      Consolidated net sales increased approximately $3.7 million or 5.3%. This was primarily due to increased sales in the Laminated Plastics segment which increased approximately $5.3 million due to increased demand in the industry. Fibre segment sales decreased by approximately $1.1 million. This decrease was due to a downturn in the industry supplied as well as a partial facility shutdown while certain machinery was being reconditioned or upgraded. Container segment sales decreased approximately $.3 million as a result of the textile industry changing from fibre to plastic containers.

      Income from operations decreased approximately $2.0 million or 53.3%. This was primarily due to the fibre segment operating profit which decreased approximately $1.5 million from the same period last year due to a downturn in the industry supplied as well as a partial facility shutdown while certain machinery was being rebuilt or upgraded and increased overtime, maintenance, fringe benefits and raw material costs. Paper segment operating profit decreased over $.2 million for the nine months as a result of a downturn in the paper industry. Selling, general and administrative expenses were up approximately $.5 million due to increased commission and fringe benefit expenses.

      Other income (expense) improved as an insurance settlement on fire losses resulted in approximately $.5 million income. Debt costs were reduced as no interest was accrued on secured debt in 1995.


Quarter Ended September 30, 1995
      Compared with Quarter Ended September 30, 1994

      Sales for the comparable period increased approximately $.4 million or 1.9%. Laminated plastics segment sales increased approximately $1.6 million due to increased demand in the industry. This was offset by decreases in the fibre and container segments of approximately $.7 million and $.3 million, respectively. The fibre segment sales decrease was due to a downturn in the economy as well as a partial facility shutdown while certain machinery was being reconditioned or upgraded. Container segment sales decrease was due to the textile industry changing from fibre to plastic containers.

      Income from operations decreased approximately $.7 million. This was primarily due to a $.6 million decrease in fibre segment operating profits. This decrease was a result of a slow economy resulting in reduced sales volume as well as higher raw material and fringe benefit costs.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

      Other income (expense) improved due to an insurance settlement on fire losses which resulted in $.5 million income. Debts costs were reduced as no interest was accrued on secured debt in the period.




                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

      By virtue of NVF's Bankruptcy all litigation against NVF has been stayed pursuant to 11 USC Section 362 and such proceedings will be resolved in context with the bankruptcy proceedings. See
Note 10 of the Notes to Financial Statements for a description of litigation.


Item 3.  Defaults Upon Senior Securities

      NVF did not make sinking fund payments of $4.8 million due on January 1, 1993 and $43.2 million due January 1, 1994 nor did it make $1.2 million interest payments due July 1, 1993 and January 1, 1994 on its 5% Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 5% Subordinated Notes at December 31, 1994 and June 30, 1995 was $48,046,000. NVF did not make a sinking fund payment of approximately $285,000 on November 14, 1993 and November 14, 1994 nor did it make interest payments of $568,757 on November 14, 1993, May 14, 1994, November 14, 1994 and May 14, 1995 on its 10%
Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 10% Subordinated Notes at December 31, 1994 and September 30, 1995 was $11,375,000.

      NVF did not make interest payments of approximately $373,000 on November 22, 1993, May 22, 1994, November 22, 1994 and May 22, 1995 on its 10% Secured Notes. According to the terms of the notes the notes are in default and may be called for 100% of the principal ($7,461,644) plus interest. NVF also did not make monthly payments of approximately $36,000 on its 11-3/4% Secured Promissory Notes since July, 1993. According to the terms of the notes, the notes are in default and may be called for 100% of principal ($2,305,451) plus interest.




                          PART II.  OTHER INFORMATION



Item 5.  Other Information

      In July 1992, The Company was informed that the Equity Listing Committee of the Pacific Stock Exchange voted unanimously to delist the common stock of the Company and suspended its common stock from trading as of July 14, 1992. The Company is informed that such Committee based its decision upon the Company's failure to meet the Exchange's net tangible assets and "going concern" maintenance standards. On November 8, 1995 the Company was informed that the Exchange has delisted the Company's 10% Subordinated Debentures and suspended trading for the same reason.

      On December 1, 1993, in an action brought by the Securities & Exchange Commission not involving the Company, a judge in the United States District Court for the Southern District of New York issued a decision stating that the Court would issue a decree, among other things, barring Victor Posner and Steven Posner from serving as officers and directors of any reporting company under the Securities Exchange Act of 1934, as amended, and ordering that the stock Victor Posner and Steven Posner own in reporting companies which they control (as defined in that Act) be placed in voting trusts. On December 29, 1993 such decree was issued. On January 4, 1994 Victor Posner resigned his positions as Director, President and Chief Executive Officer of the Company. The United States Court of Appeals for the Second Circuit has affirmed the lower court's judgment and certiori has been denied by the United States Supreme Court.


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

                27.1 - Financial Data Schedule


      (b)  Reports on Form 8-K

                None
















                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NVF COMPANY



Date: November 14, 1995             By: /s/ Robert W. Flack
                                        Robert W. Flack
                                        Acting Chief Financial Officer



Date: November 14, 1995             By: /s/ Martin J. Posner
                                        Martin J. Posner
                                        Executive Vice President