Form 10-K
period 1995-12-31
NVF CO
filed 1996-04-15
CIK 73515

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from.......to.......

Commission file number      1-3290


                                  NVF COMPANY
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                     51-0035270
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

1166 Yorklyn Road, Yorklyn Delaware                            19736
(Address of principal executive offices)                     (Zip Code)

                                (302) 239-5281
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

        Title of each class                     Name of each exchange

    Common Stock, $.01 Par Value                        None

    5%  Subordinated Debentures                         None
      due January 1, 1994

    10% Subordinated Debentures                         None
      due November 15, 2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   Yes   X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Shares and aggregate market value of voting stock held at March 31, 1995:
93,270,917 Shares, Market value not available.

                                    PART I

                               ITEM 1. BUSINESS


(a) General Development of Business

      NVF Company, a Delaware corporation, was incorporated in 1904. Reference herein to "NVF" or the "Company" includes collectively
NVF Company and its wholly-owned subsidiaries unless the context indicates otherwise.

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

      On April 13, 1994, the Company filed its Disclosure Statement and Plan of Reorganization. The hearing on the adequacy of the Disclosure Statement was set for June 15, 1994. On June 6, 1994, the Disclosure Statement hearing was continued until June 30, 1994. The hearing was subsequently taken off calendar. On July 15, 1994, the Company filed its First Amended Disclosure Statement and First Amended Plan of Reorganization. A copy of the Plan was filed as
Exhibit 2.1 to Form 8-K by the Company on August 4, 1994. A hearing on the adequacy of the First Amended Disclosure Statement was set for September 13, 1994. On September 7, 1994, the Company filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. On September 13, 1994, the hearing on the adequacy of the Second Amended Disclosure was taken off calendar due to the agreement (the "Joint Agreement") reached before the Bankruptcy Court between NVF and the Official Committee of Unsecured Creditors of NVF (the "Committee") to jointly retain an investment banking firm for the purpose of marketing and selling or recapitalizing the Company.

      The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which would realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court had permitted the mover to review the findings and conclusions of Alex. Brown's decision. Eventually, Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. On December 29, 1995 the Bankruptcy Court signed an order approving the bid of First Security as the highest and best bid. On January 29, 1996 the Joint Plan of Reorganization of NVF Company and The Official Committee of Unsecured Creditors ("the Plan") and the Disclosure Statement was filed with the Bankruptcy Court (See Form 8-K dated January 29, 1996, Exhibits 2 and 99). On March 4, 1996 the Bankruptcy Court approved the Disclosure Statement. The Plan has been submitted to the creditors for ratification. A hearing date in Bankruptcy Court concerning confirmation of the Plan has been scheduled for April 25, 1996.

      On June 25, 1993 an involuntary bankruptcy petition was filed against APL Corporation ("APL"), the Company's 68% owned subsidiary. On July 23, 1993, APL filed a motion in the Bankruptcy Court for the Southern District of Florida and obtained an order on July 27, 1993 converting the involuntary petition to a voluntary case under Chapter 11 of the Bankruptcy Code. On or about February 24, 1995, a Disclosure Statement For Creditors' Committee's Plan of Reorganization was filed in the APL bankruptcy case. A hearing on the Disclosure Statement in the APL case was held on April 6, 1995 and the Disclosure Statement was approved on April 15, 1995. The Plan was confirmed on June 8, 1995. Due to the fact that NVF no longer has control over APL, statements presented herein have been restated to reflect APL as a discontinued operation and to reflect
the deconsolidation of APL effective June 30, 1993.   The Company
had approximately $2.5 million face value of APL's 10-3/4% Subordinated Sinking Fund Debentures. However a settlement of litigation commenced by the Committee (See Note 18 of notes to consolidated financial statements) called for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes in exchange for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. Other income of approximately $2,609,000 was recognized in 1995 as a result of the settlement.

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

      IRM is now in the process of being liquidated. The decision to liquidate IRM was due to the fact that IRM's business was almost entirely conducted with affiliated companies. With DWG, the largest of such affiliated companies, becoming disaffiliated and electing not to use IRM for insurance placements and claims management, IRM's business became too small to be useful or profitable, thus the decision to liquidate. The decision to liquidate did not have a material impact on the Company's financial statements. Due to the fact that IRM has not taken any new business after June 30, 1993 and will be liquidated as soon as is practicable, NVF has elected to continue to account for IRM under the equity method on a quarter lag basis.

      For the year ended December 31, 1995 and 1994 NVF had no income from its equity investment in IRM and NVF has a carrying value of its investment in IRM at December 31, 1995 and December 31, 1994 of $102,000 and $342,000, respectively. NVF has also received liquidating dividends of $240,000, $133,333 and $1,066,667 in 1995, 1994 and 1993, respectively.


(b) Financial Information About Industry Segments

      The Company's business is presently carried out in two principal operating segments: Industrial laminated plastics and vulcanized fibre.

      The Company does not have any customer that makes up 10% of the Company's total consolidated revenue.

      Segment information for the three years ended December 31, 1995 is set forth in Note 13 of the Notes to Consolidated Financial Statements.

(c) Narrative Description of the Business

      The Company is engaged in the manufacture and sale of vulcanized fibre (a converted cellulose product) and industrial laminated plastics. NVF is also engaged to a lesser extent in the manufacture and sale of material handling containers and correspondence and business papers.


INDUSTRIAL LAMINATED PLASTICS SEGMENT

      The industrial laminated plastic products segment manufactures products which have their principal application in the electronics field such as for printed circuit boards. In addition, this segment produces industrial plastic sheet and tube materials for use as electrical insulation and for other applications.

      Industrial laminated plastics are marketed by manufacturer's representatives located in major commercial centers throughout the United States, who receive incentive compensation for sales. The plastic laminate industry is highly competitive and this segment has many competitors, none of which is dominant in the industry and many of which are larger than the Company. The principal elements of competition are price, quality and customer service. Research and development expenditures have been insignificant in the industrial laminated plastics segment.


VULCANIZED FIBRE SEGMENT

      The Company is the largest manufacturer of vulcanized fibre in the United States. Vulcanized fibre is an extremely sturdy and lightweight converted cellulose product widely used in such applications as backing for abrasive discs (consumed principally by the automotive industry) and in the manufacture of electrical insulation, such as railway track insulation, fuses and lightning arresters. Vulcanized fibre also serves as a structural material for such applications as textile bobbins, material handling containers and building construction. NVF is the exclusive producer of YorkiteTM, a vulcanized fibre product used for furniture surfaces, cross-banding and edge-banding.

      Vulcanized fibre products are marketed by manufacturer's representatives, located in major commercial centers throughout the United States, who receive incentive compensation for sales. NVF has two foreign principal competitors in the vulcanized fibre industry. The vulcanized fibre industry, in turn, competes against numerous manufacturers of materials which may be alternatives to vulcanized fibre, many of which are larger than the Company. Research and development expenditures have been insignificant in the vulcanized fibre segment.


OTHER SEGMENTS

      A division of NVF also manufacturers material handling containers used in a wide variety of applications including the transportation of components to assembly points in factories, the movement of goods in retail stores, reusable shipping containers and containers for shipping delicate instruments. The containers are fabricated from vulcanized fibre, plastic and steel. There are many competitors in the container segment, none of which is dominant.

      In addition, NVF through Parsons Paper, a subsidiary 100% owned by NVF Canada, which in turn is a 100% owned subsidiary of NVF located in Toronto, Canada, manufacturers paper which includes, among other products, bond and writing papers for communication and correspondence; ledger paper for durable and/or permanent records; index and bristol stock for record keeping and mechanized postings; and covers and text papers of Lunar LaidTM and parchment for distinctive announcements and presentations. There are many competitors in the paper segment, none of which is dominant. In 1995, one customer accounted for 19.7% of paper products sales.
The Company does not believe that the loss of this customer would have a material adverse effect on the business of NVF taken as a whole.

      NVF Canada is also engaged in the warehousing, fabrication and sale of industrial laminated plastics and vulcanized fibre and in the manufacture and sale of material handling containers. NVF's foreign operations are not significant. Research and development expenditures have been insignificant in the container, paper and foreign segments.


OTHER INFORMATION

      Other than its brand names and trademarks referred to above, patents, licenses, franchises and concessions are not material to the business of the Company. No portion of the Company's business is subject to renegotiation of profits or termination of contracts at the sole election of the Government. The business of the Company's industry segments is not seasonal. Most raw materials for the Company's business segments are available from a number of sources, however the plastic products segment uses production quantities of natural gas, fuel oil and electricity in their production processes and currently does not have significant emergency or alternative capability. Although the Company has increased energy storage capacity at all of its plants, prolonged energy shortages or marked price increases in energy supplies and materials could adversely affect operations in this segment. No segment of the Company's business is dependent upon a single customer or a few customers, the loss of any one or more of which would a have a material adverse effect on such segment, and no customer accounted for 10% or more of the Company's consolidated revenues in 1995.

      The Company has taken steps to retrofit its boilers to burn gas and/or oil at its two largest plants (Kennett Square, Pennsylvania and Yorklyn, Delaware) in an effort to protect its operations from variations in availability and prices for energy supplies and raw materials. The Kennett Square plant retrofit has been completed and the Yorklyn plant is to be completed in 1996.

      The Company's backlog at December 31, 1995 and 1994 was as follows:
                                                        1995       1994
                                                    (thousands of dollars)

      Industrial laminated plastics                   $  7,162      5,736
      Vulcanized fibre                                   6,855     14,421
      Containers, papers and foreign segments            1,119      2,401
                                                      $ 15,136     22,558

      The backlog represents approximately two months of production.

LABOR RELATIONS

      At December 31, 1995, NVF employed approximately 230 salaried and 543 hourly employees. The hourly employees are primarily represented by the United Paper Workers International ("United Paper Workers"). The contract between NVF and the hourly workers represented by the United Paper Workers expires April 28, 1996.
NVF is currently in negotiations for a new contract with the United Paper Workers although no assurance can be given that such a contract will be negotiated or ratified or what the terms and conditions thereof will be. If such contract is not successfully negotiated, it could result in a strike which may have a material adverse effect on NVF. Group life insurance and medical benefits are in effect for most employees. NVF believes that relations with its employees are generally satisfactory. There have been no significant strikes or work stoppages during the past five years.


ENVIRONMENTAL MATTERS

      The Company's operations are subject to regulation by all levels of government designed to protect the environment. NVF is engaged in a continuing program of installing environmental control equipment at its facilities to meet the requirement of applicable environmental quality regulations. For the five years from 1991 through 1995, NVF spent approximately $328,000 on environmental control equipment. NVF presently estimates that it will spend approximately $1,000,000 for such equipment during the three-year period 1996-1998. Additional expenditures, however, will or may be required in connection with the matters set forth below. As requirements for pollution control are subject to revision and control and technology is constantly evolving, it is not possible at this time to estimate the full extent of future expenditures which may be required for pollution abatement equipment or the resulting effect of such expenditures on earnings.

      As discussed fully elsewhere herein (See "Item 1 - Business - General Development"), NVF has filed for bankruptcy protection which could affect certain environmental claims pending against the Company. The Company and the EPA, subject to obtaining necessary approvals, had reached agreement in principle with respect to treatment of environmental claims under the Debtor's plan. Under this agreement, among other things, if the purchase option of the plan is approved all prepetition environmental claims will be paid by the reorganized Company on an equal basis with the amount to be paid to the unsecured creditors.


Tybouts Corner Landfill

      In October 1980, the Environmental Protection Agency (the "EPA") filed suit against New Castle County, Delaware and others with respect to the disposal of waste at the Tybouts Corner Landfill which is adjacent to the Army Creek Landfill described below. The EPA sought injunctive relief and recovery of its clean up costs. The Company and numerous other alleged potentially responsible parties ("PRP") were named in the suit as third party defendants in 1985. A Consent Decree was approved by the court resolving the Company's liability.

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


Army Creek Landfill

      In a November 4, 1993 demand letter sent by the New Castle County Finance Legal Office to the Company and all other non-settling potentially responsible parties, New Castle County demanded $9 million for costs related to the installation and operation of a water treatment plant and oversight costs attributable to both the Army Creek Landfill and the Delaware Sand and Gravel Superfund sites which are located in close proximity to each other in New Castle County, Delaware. On January 27, 1994, the New Castle County Finance Legal Office filed an Addendum to Chapter 11 Proof of Claim of New Castle County, Delaware, against the Company for unliquidated costs attributable to both the Army Creek Landfill and the Delaware Sand and Gravel Superfund sites as follows:

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


Kennett Square Plant Site and Noznesky Junk Yard

      The Company was notified in 1984 by the Pennsylvania Department of Environmental Resources ("DER") of a discharge containing PCBs from an outfall from its Kennett Square plant in Chester County, Pennsylvania to an unnamed tributory of the west branch of Red Clay Creek. The Company responded with an investigation and clean up of the potential source. The Company entered into a consent order and agreement with the EPA with respect to on-site clean up and the EPA advised the Company that it has fully complied with the order. The DER subsequently requested that the Company clean up PCBs in the unnamed tributory. With respect to alleged off-site contaminations, the EPA issued two unilateral orders requiring testing and removal by the Company of certain contaminated soils. The Company filed a final report with the EPA under the second unilateral order, which expressly superseded the first order, stating that the Company believed its terms had been complied with. The Company had remediated the swale by the removal of tons of soil, testing and developing a solution to the PCBs in the rail road ditch. The Company also discussed with the EPA a possible settlement with respect to additional elevated concentrations of PCBs that were detected in an off-site drainage ditch. On November 10, 1992, the EPA sent to the Company a unilateral order requiring the prompt development and implementation of a response action plan for (1) the evacuation and disposal of PCB contaminated soils, sediments and debris from the off-site drainage ditch and (2) the "swale/tributory PCB report" described above. The Company declined to undertake the order for several reasons including financial and technical ones. Through September 23, 1994, the EPA reports it has incurred costs of approximately $2,298,189 in performing part or all of the work. $1,035,047 of those costs are reported to have been incurred prepetition with the remainder subsequent to the filing. The EPA could seek to impose fines of $25,000 per day and/or treble damages for non-compliance with the order due to the Company's refusal to perform the work.

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

      In approximately March, 1995, the Company also received notice of violation letters and/or information requests from governmental agencies regarding alleged hazardous waste management, air emission, and wastewater discharge violations. The Company is seeking to retain consultants to advise it about the substance of those claims and the potential compliance costs, if any.

      EPA recently investigated and cleaned up a site known as the Noznesky Junkyard which is adjacent to the Kennett Square Plant. EPA incurred costs of approximately $1.8 million in the clean up. Because EPA has not served demand letters on or proceeded with any formal action against potentially responsible parties, NVF is uncertain of its connection to this site.





Lipari Landfill

      The three principal defendants/third-party plaintiffs at the Lipari landfill site, Rohm & Haas, Owens-Illinois, and Manor Health Care, settled with the United States and the State of New Jersey in 1994 and agreed to pay most of the government's costs and to perform the remedy at the site. Additionally, numerous potentially responsible parties named as third-party defendants by the principal defendants settled their liability as well. Ten (10) third-party defendants remain in the litigation, including the Company, with the third-party plaintiffs. The third-party defendants generally are substantial companies. The three third-party plaintiffs and the ten third-party defendants participated in court ordered mediation to resolve the matter throughout much of 1994 and 1995. This mediation failed and trial schedule is expected to be set. The three third-party plaintiffs allege joint and several liability, and seek approximately $6 to $9 million from the third-party defendants.

GEMS Landfill

      The Company, along with the numerous other parties, is a recipient of a unilateral 106 order directing it to perform certain remedial actions at the GEMS Landfill site in New Jersey as a result of alleged waste disposal at such site. The Company has also been named a defendant in litigation commenced by NJDEP with respect to the GEMS site and had entered into a partial settlement with respect to Phase I of the GEMS site remediation, for which it paid approximately $150,000. Subsequently, New Jersey issued a directive to existing PRPs including the Company, relating to the GEMS site Phase II (final) remediation. The Company believes there may be a reallocation of waste volumes attributable to participating parties which could affect the Company's share for both Phase I and Phase II settlement cost. Additionally, a class action involving 200 to 900 property owners received class certification and litigation is proceeding against some PRPs at this site.

Helen Kramer Landfill, Marvin Jones Transfer Station, P.J.P
Landfill

      On May 31, 1989, NJDEP issued a directive to 48 potentially responsible parties, including the Company, requesting reimbursement for the state's expected share of remedial and administrative costs at the Helen Kramer Landfill. Thereafter, both the United States and NJDEP filed separate complaints in October, 1989, alleging joint and several liability. U.S. v. Helen Kramer, Civil No. 89-4340(6) filed October 16, 1989; and New Jersey
v. Almo Anti-pollution Services Corp., Civil No. 89-4380(6), filed October 10, 1989. Those actions were joined by the Court. New Jersey and the United States seek an alleged $184,373,549.18, plus interest and costs, against some 48 direct defendants, including the Company, and approximately 265 third-party defendants. Through court ordered mediation last year, the magistrate attempted to settle the case for substantially less than the government's demand. The settlement process failed and the magistrate has recently ruled that the direct defendants are to proceed in the litigation as jointly and severally liable, but that the third-party defendants may be only severally liable.

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

Other Sites

      The Company may have been, or may in the future be, alleged to be liable for environmental costs at other sites in various states, including Pennsylvania, New Jersey, and Delaware, and such potential liability arises out of the Company's alleged use of waste hauling entities related to Marvin Jonas, whose waste disposal practices have caused both governmental and private parties to bring cost recovery actions against any and all former Jonas customers when there is an allegation that Jonas disposed of waste at a particular site.

Summary

      The Company's consolidated financial statements at December 31, 1995 included elsewhere herein, include accruals of approximately $6.8 million for costs in connection with the environmental matters described above. As detailed below, it is the Company's current belief that the referenced and known environmental proceedings will not have a material adverse effect on its financial position or its results of operations. The Company believes that the $6.8 million accrual should provide an adequate amount to resolve these known liabilities. However, because of the uncertain nature of its environmental liabilities, particularly those related to the Kennett Square facility and the Yorklyn Plant, the Company is unable to assure that the outcome of the environmental matters will not have a material adverse effect on its financial position or the results of operations.

      At the off site areas, the Company belongs to PRP Groups which typically pay costs and expenses on a basis reflecting each individual PRP's allocated share. While the Company's allocated share varies from site to site, at most sites it is approximately
1% or less. To devise an estimated range for accrual purposes, the Company assessed its allocated share against the range of total site costs considered by the PRP Group for each site. Because literally hundreds of other PRPs exist at these other sites, and those companies are jointly and severally liable, the Company does not have the resources or the ability to assess the financial condition of these other parties. In light of the multiple parties, the Company does not believe that the financial condition of other companies will affect its liability.

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


      Finally, future environmental matters could have a material impact on the Company. Specifically, the United States Environmental Protection Agency ("EPA") is evaluating the Kennett Square site and/or surrounding areas for possible listing on the National Priorities Listing ("NPL"). However, the EPA has provided no indication of whether it intends to do so. If the EPA were to list the site and/or surrounding areas on the NPL and a cleanup were to be required, such a development could have a material impact on the Company. Because of the wholly speculative nature of this issue, the Company has not considered it in the $6.8 million accrual.














































                              ITEM 2.  PROPERTIES


      The Company and its subsidiaries maintain a large number of diverse properties. Management believes that these properties, taken as a whole, are adequate for current and foreseeable business needs. The majority of the properties are owned. Substantially all of the Company's materially important physical properties are being fully utilized with the exception of inactive properties described below. Certain information about the major facilities maintained by each segment is set forth in the following table:

                              Owned
                                or                                Approximate
   Location                   leased            Use               square feet

NVF FACILITIES

Multi-Segment Facilities
  Kennett Square, PA (1)(3)   Owned   Manufacturing/Fabrication     342,000
  Yorklyn, DE (2)             Owned   Manufacturing/Fabrication     552,000
  Wilmington, DE (1)(2)(3)    Owned   Fabrication                   186,000
  Hartwell, GA (2)(5)(6)      Owned   Manufacturing/Fabrication     144,000
  Chicago, IL (1)(2)          Owned   Fabrication                    27,000
  Toronto, Canada (1)(2)
                     (expires 4/96)   Manufacturing/Fabrication      40,000

Paper Products Segment

  Holyoke, MA                 Owned   Manufacturing                 313,000

Inactive
  Newark, DE (4)              Owned   Closed                        356,000
  Yorklyn, DE (3)             Owned   Unimproved Land               130 acres


Investment Property
  Kennett Township            Owned   Unimproved Land                88 acres





(1)   Industrial Laminated Plastic Segment

(2)   Vulcanized Fibre Segment

(3)   Subject to First Mortgage lien securing NVF's 10% Secured
      Notes.

(4) Newark, DE operations were terminated in September, 1991 and such operations were transferred to the Yorklyn, DE facility.

(5)   Subject to First Mortgage lien securing NVF's UDAG loan.

(6)   Subject to Second Mortgage lien securing NVF's 10% Secured
      Notes.





                          ITEM 3.  LEGAL PROCEEDINGS


      By order of the Bankruptcy Court all litigation against NVF has been stayed pursuant to 11 USC Section 362 and unless otherwise ordered such proceedings will be resolved in context of the bankruptcy case.

      On August 27, 1993 three creditors of NVF filed an involuntary bankruptcy petition against NVF under the Bankruptcy Code
Bankruptcy Court, Case No. 93-1020. On September 15, 1993, NVF filed its answer to the involuntary petition, and an order for relief was entered by the Bankruptcy Court. NVF continues to operate its business and is in possession of its assets as a debtor in possession in accordance with the Bankruptcy Code. No trustee or examiner has been appointed.

      On April 13, 1994, the Company filed its Disclosure Statement and Plan of Reorganization. The hearing on the adequacy of the Disclosure Statement was set for June 15, 1994. On June 6, 1994, the Disclosure Statement hearing was continued until June 30, 1994. The hearing was subsequently taken off calendar. On July 15, 1994, the Company filed its First Amended Disclosure Statement and First Amended Plan of Reorganization. A copy of the Plan was filed as
Exhibit 2.1 to Form 8 by the Company on August 4, 1994. A hearing on the adequacy of the First Amended Disclosure Statement was set for September 13, 1994. On September 7, 1994, the Company filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. On September 13, 1994, the hearing on the adequacy of the Second Amended Disclosure was taken off calendar due to the agreement (the "Joint Agreement") reached before the Bankruptcy Court between NVF and the Official Committee of Unsecured Creditors of NVF (the "Committee") to jointly retain an investment banking firm for the purpose of marketing and selling or recapitalizing the Company.

      The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown has implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which will realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court had permitted the mover to review the findings and conclusions of Alex. Brown's decision. Eventually, Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. On December 29, 1995 the Bankruptcy Court signed an order approving the bid of First Security as the highest and best bid. On January 29, 1996 the Joint Plan of Reorganization ("the Plan") of NVF Company and The Official Committee of Unsecured Creditors and the Disclosure Statement was filed with the Bankruptcy Court (See Form 8-K dated January 29, 1996, Exhibits 2 and 99). On March 4, 1996 the Bankruptcy Court approved the Disclosure Statement. The Plan has been submitted to the creditors for ratification. A hearing date in Bankruptcy Court concerning confirmation of the Plan has been scheduled for April 25, 1996.

      On June 25, 1993 an involuntary bankruptcy petition was filed against APL Corporation ("APL"), the Company's 68% owned subsidiary. On July 23, 1993, APL filed a motion in the Bankruptcy Court for the Southern District of Florida and obtained an order on July 27, 1993 converting the involuntary petition to a voluntary case under Chapter 11 of the Bankruptcy Code. On or about February 24, 1995, a Disclosure Statement For Creditors' Committee's Plan of Reorganization was filed in the APL bankruptcy case. A hearing on the Disclosure Statement in the APL case was held on April 6, 1995 and the Disclosure Statement was approved on April 15, 1995. The Plan was confirmed on June 8, 1995. Due to the fact that NVF no longer has control over APL, statements presented herein have been restated to reflect APL as a discontinued operation and to reflect
the deconsolidation of APL effective June 30, 1993.   The Company
had approximately $2.5 million face value of APL's 10-3/4% Subordinated Sinking Fund Debentures. However a settlement of litigation commenced by the Committee (See Note 18) called for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. Other income of approximately $2,609,000 was recognized in 1995 as a result of the settlement.

      On December 1, 1993, in an action brought by the Securities & Exchange Commission not involving the Company, a judge in the United States District Court for the Southern District of New York issued a decision stating that the Court would issue a decree, among other things, barring Victor Posner and Steven Posner from serving as officers and directors of any reporting company under the Securities Exchange Act of 1934, as amended, and ordering that the stock Victor Posner and Steven Posner own in reporting companies which they control (as defined in that Act) be placed in voting trusts. On December 29, 1993 such decree was issued. On January 4, 1994 Victor Posner resigned his positions as Director, President and Chief Executive Officer of the Company. The United States Court of Appeals for the Second Circuit has affirmed the lower court's judgment and certiorari has been denied by the United States Supreme Court.

      On June 8, 1994, Richard L. Beltzhoover, as Trustee of The Employees' Pension and Investment Plan of Insulation Represen-tatives, Inc. filed suit against NVF in the Court of Chancery of the State of Delaware In and For New Castle County. The suit requested that the Court of Chancery summarily order an annual meeting of the shareholders of the Debtor. On June 17, 1994, the plaintiff filed a Motion to Expedite the Proceeding on the grounds that it is a summary proceeding under 8 Del. C. 211(c) and based upon allegations in the complaint. Subsequently, Vice Chancellor Berger directed the Debtor to file its answer in the Chancery Court Action on or before June 27, 1994. On June 27, 1994, the Debtor filed its answer in the Chancery Court Action. On July 6, 1994, Beltzhoover filed a Motion for Relief From Stay, or in the Alternative, To Compel Annual Shareholders Meeting. Beltzhoover requested an expedited hearing on the matter. On July 19, 1994 Beltzhoover filed the same motion in Bankruptcy Court. It was then decided that this case would be heard in Bankruptcy Court rather than in Chancery Court where the action has been stayed. A trial to hear the Application to Compel an Annual Meeting of NVF Shareholders was scheduled for October 3, 1994, however Beltzhoover requested a continuance on that date and all parties agreed to adjourn such action until November 28, 1994. On December 5, 1994 the Board of Directors of the Company approved a settlement proposal whereby Beltzhoover withdrew his motions and covenants not to refile, initiate, commence or resurrect any of the motions at any time before July 31, 1995. Beltzhoover also agreed not to seek reimbursement from the Company for any expenses incurred as a result of his efforts. In turn, Richard Beltzhoover and Kim Del Fabro were elected to its Board of Directors effective December 5, 1994.

      On June 4, 1993 Insurance Company of North America ("INA") filed suit against the Company claiming INA was indemnified by NVF on certain self insured workers compensation and mining reclamation obligations written for Sharon Steel Corporation and its subsidiaries. By virtue of NVF's bankruptcy action, this suit has been stayed. INA had filed a proof of claim against the Company in the amount of approximately $4,500,000 in the Bankruptcy Court which has been resolved by allowance of INA's unsecured claim in the amount of $4.385 million. The Company has accrued the entire amount of the claim under "Liabilities Subject to Compromise".

      On March 17, 1993, New Castle County filed an action in the Superior Court of the State of Delaware against the Company claiming that the Company owed New Castle $1,566,956.81 for sewer service provided to the Company's Yorklyn, Delaware plant. New Castle County has agreed to the treatment of their claim as set forth in the Plan. Under this proposal an aggregate amount of $1,813,507.27 claim of principal and interest shall be recognized. Interest shall accrue at 9% per annum from November 1, 1995 until the consummation date of the Plan. On the consummation date, or as soon as practicable thereafter, the holder of the claim shall receive twelve payments at monthly intervals of interest only at 8% per annum on the sum of $1,813,507.27 plus interest accrued between November 1, 1995 and the date of the first payment. Thereafter the remaining balance will be amortized over forty-eight months at a rate of 8% per annum. The Company reserved the right to contest this claim under this proposal and has filed such with
Court on              .




 The Company and the EPA, subject to obtaining necessary approvals, had reached agreement in principle with respect to treatment of environmental claims under the Debtor's plan. Under this agreement, among other things, if the purchase option of the plan is approved all prepetition environmental claims will be paid by the reorganized Company pari passu with the amount to be paid to the unsecured creditors.

      The Creditor's Committee commenced an adversary action in the United States District Court for the District of Delaware against certain present and former directors of the Company (including Messrs. Victor and Steven Posner), Triarc Companies, Inc. (formerly known as DWG), RC/Arby's Corporation, American Financial Corporation, Great American Insurance Company and Mid-Continent Casualty Company (the "Litigation"). The First Amended Complaint in the action alleged causes of action based on allegations of breach of fiduciary duty, waste, fraudulent transfers, preference payments, and violations of the Racketeer influence and Corrupt Organizations Act ("RICO"). The District Court subsequently dismissed the Committee's RICO claims on the grounds that defendants' alleged acts of mail and wire fraud did not proximately cause injury to NVF. The District Court also held that Delaware's three-year limitations period set forth in 10 Del. C. 8016 might apply to some causes of action and allowed the Committee to file a second amended complaint to plead facts showing why its claims are not time-barred. In its second amended complaint, the Committee named NVF Company as a nominal defendant. The Committee had also filed a motion seeking leave to file a third amended complaint and a motion seeking reconsideration of the order dismissing the RICO claims. Following extensive discovery and pre-trial preparation, on May 9, 1995, the parties to the litigation reached a settlement of their disputes before a United States Magistrate. Pursuant to the settlement, which is subject to approval by the Bankruptcy Court, the parties have agreed, among other things, to the following: A) Victor Posner has agreed to pay $20,750,000 to the NVF estate; B) the Committee has agreed that the claim of the 10% secured notes will be allowed in the approximate amount of $8.2 million; C) the holders of the 11-3/4% Secured NVF notes have agreed to return such notes in exchange for the return of approximately $2,538,000 principal amount of the APL 10-3/4% Subordinated Sinking Fund Debentures held by NVF; D) DWG will withdraw its unsecured claims of approximately $210,000; and E) the parties have agreed to exchange mutual releases. On November 22, 1995 an Order and Final Judgment approving the settlement was signed by the Bankruptcy Court. A Stipulation and Order of Dismissal was ordered by the United States District Court on December 15, 1995.









         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable




                                    PART II


      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS


      The principal market for NVF's common stock was the Pacific Stock Exchange. In July 1992, NVF was informed that the Equity Listing Committee of the Pacific Stock Exchange voted unanimously to delist the securities of the Company and suspended its common stock from trading as of July 14, 1992. NVF is informed that such Committee based its decision upon the Company's failure to meet the Exchange's net tangible assets and "going concern" maintenance standards. Since then the Company's stock has been traded between brokers. To estimate the sales price of the Company's stock would be unreliable and not all inclusive of trading activity, therefore no estimate can be made.

      The approximate number of equity security holders is as follows:

                                          Number of Stockholders of
            Title of Class                Record as of April 5, 1994

      Common Stock, $.01 par value                   14,227

      Under the Delaware Corporation Law, dividends may be paid only out of surplus, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. There were no cash dividends or stock distributions in 1995 or 1994.




















                       ITEM 6.  SELECTED FINANCIAL DATA



                                          Year Ended December 31,
                               1995      1994      1993(2)  1992(1)   1991(1)
                            (In thousands of dollars except per share amounts)

Selected Income Statement Information:

Net sales and operating
   revenues                  $ 96,891   93,981    90,046    94,868    95,973
Operating income from
  continuing operations      $  1,165    4,616     2,133     3,676        88
Debt costs                   $ (1,116)  (2,207)   (5,599)   (7,070)   (7,474)
Income (loss) from continuing
  operations                 $ 17,369  (10,813)     (701)   (6,088)   (7,856)
Loss from discontinued
  operations                 $    -        -      (5,304)  (22,697)  (22,803)
Net income (loss)            $ 17,369  (10,813)   (6,005)  (28,785)  (30,659)


Primary per share data:

Income (loss) from
  continuing operations      $    .19     (.12)     (.01)     (.07)    (.09)
Loss from discontinued
  operations                 $     -        -       (.06)     (.24)    (.24)

Net income (loss)            $    .19     (.12)     (.07)     (.31)    (.33)

Market price at year-end     $    N/A      N/A       N/A      .005     .016



Selected Balance Sheet Information:

                                          Year Ended December 31,
                               1995      1994      1993      1992      1991

Current assets               $ 45,915   31,018    31,465    30,127    36,245
Current liabilities          $ 22,319   24,327    21,460    80,375    30,748
Working capital
 (deficit)                   $ 23,596    6,691    10,005   (50,248)    5,497
Total assets                 $ 67,571   52,261    53,911    54,850    64,978
Long-term debt               $    176       35        36    10,090    10,423
Total stockholders'
  deficiency                 $(45,542) (63,220)  (52,237) (122,514)  (92,592)


      The foregoing "Selected Financial Data" should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Report of Independent Public Accountants" set forth elsewhere herein and is subject to the material uncertainties described therein.

      (1)   Restated to treat APL as a discontinued operation.
      (2)   Reflects deconsolidation of APL Corporation effective
            June 30, 1993 (See Note 1 of Notes to Consolidated
            Financial Statements).




          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

TRENDS

      The vulcanized fibre segment declined during 1995 as a result of the main part of the plant being shutdown temporarily for a capital expansion project and higher cost of materials and benefits. The industrial laminated plastics segment rebounded due to a slight improvement in the economy, operating efficiencies and a lessening of competition.

CAPITAL RESOURCES

      Capital expenditures for the years 1995, 1994 and 1993 were $180,000, $326,000 and $230,000, respectively, for the industrial laminated plastics segment; $2,418,000, $1,231,000 and $650,000, respectively, for the vulcanized fibre segment and $310,000, $109,000 and $460,000, respectively, for the Company's other operations. The Company presently anticipates capital expenditures for 1996 will be less than those in 1995. The Company anticipates financing its future capital expenditure through cash flow from operations, from capitalized leases, possible sales of assets and from its accounts receivable financing arrangements.

      On September 20, 1994, the Company filed a Motion For Order Authorizing Debtor To Make Expenditures Pursuant to Section 363(b). The Company requested authority to spend $2.15 million to expand its production capacity for vulcanized fibre due to a serious backlog problem caused by increased demand for vulcanized fibre. The Committee agreed to the capital expenditure in the full amount and the Bankruptcy Court authorized the expenditures on October 27, 1994. The Company has completed the capital expenditure project.

LIQUIDITY

      NVF's consolidated working capital at December 31, 1995 increased by approximately $16,905,000 from December 31, 1994. Proceeds from a settlement of litigation entitled the Official Creditors' Committee of NVF Company v. Victor Posner, et al. (See
Note 18 of Notes to Consolidated Financial Statements) of $20,750,000 and other terms of such settlement, i.e., the return to the Company of its 11-3/4% Secured Promissory Notes in exchange for previously written off APL 10-3/4% Subordinated Sinking Fund Debentures, were principally responsible for the increase. However, terms of the settlement also dictate that such proceeds may only be used in matters relating to the bankruptcy, resulting in the restricted cash (See Note 2 of Notes to Consolidated Financial Statements) of $16,336,000.

      Cash provided by operating activities and cash used for financing activities came principally from the settlement of the lawsuit entitled Official Creditors' Committee of NVF Company v.
Victor Posner et al. (See Note 18 of Notes to Consolidated
Financial Statements). Cash used for investing activities resulted from a capital expenditure program to increase vulcanized fibre production.
          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY (Contd.)

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

      On April 13, 1994, the Company filed its Disclosure Statement and Plan of Reorganization. The hearing on the adequacy of the Disclosure Statement was set for June 15, 1994. On June 6, 1994, the Disclosure Statement hearing was continued until June 30, 1994. The hearing was subsequently taken off calendar. On July 15, 1994, the Company filed its First Amended Disclosure Statement and First Amended Plan of Reorganization. A copy of the Plan was filed as
Exhibit 2.1 to Form 8-K by the Company on August 4, 1994. A hearing on the adequacy of the First Amended Disclosure Statement was set for September 13, 1994. On September 7, 1994, the Company filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. On September 13, 1994, the hearing on the adequacy of the Second Amended Disclosure was taken off calendar due to the agreement (the "Joint Agreement") reached before the Bankruptcy Court between NVF and the Official Committee of Unsecured Creditors of NVF (the "Committee") to jointly retain an investment banking firm for the purpose of marketing and selling or recapitalizing the Company.

      The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown has implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which will realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court had permitted the mover to review the findings and conclusions of Alex. Brown's decision. Eventually, Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. On December 29, 1995 the Bankruptcy Court signed

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY (Contd.)

an order approving the bid of First Security as the highest and best bid. On January 29, 1996 the Joint Plan of Reorganization ("the Plan") of NVF Company and The Official Committee of Unsecured Creditors and the Disclosure Statement was filed with the Bankruptcy Court (See Form 8-K dated January 29, 1996, Exhibits 2 and 99). On March 4, 1996 the Bankruptcy Court approved the Disclosure Statement. The Plan has been submitted to the creditors for ratification. A hearing date in Bankruptcy Court concerning confirmation of the Plan has been scheduled for April 25, 1996.

      NVF did not make sinking fund payments of $4.8 million due on January 1, 1993 and $43.2 million due January 1, 1994 nor did it make $1.2 million interest payments due July 1, 1993 and January 1,1994 on its 5% Subordinated Debentures. NVF did not make sinking fund payments of approximately $284,375 on November 14, 1993, November 14, 1994 and November 14, 1995 nor did it make interest payments of $568,757 on its 10% Subordinated Debentures due November 14, 1993, May 14, 1994, November 14, 1994, May 14, 1995
and November 14, 1995. The Company did not make interest payments of approximately $373,000 due November 22, 1993, May 22, 1994, November 22, 1994, May 22, 1995 and November 22, 1995 on its 10% Secured Notes.

      The Company reduced long-term debt by exchanging its APL 10-3/4% Subordinated Sinking Fund debentures for 11-3/4% Secured NVF notes. During 1993 APL went into bankruptcy. The Company's investment in APL 10-3/4% Subordinated Sinking Fund Debentures plus interest was deemed uncollectable and no determination could be made what part, if any, would be collected, therefore the entire $2,786,000 was written off in 1993. The above exchange provided approximately $2,609,000 of Other Income in 1995. The Company anticipates that the remainder of the current portion of long term debt will be restructured as part of its reorganization plan to emerge from bankruptcy. The 5% and 10% Subordinated Debentures and the remainder of the Company's unsecured debt are expected to be compromised within the course of the bankruptcy and paid from a pool created by the sale of the Company and the proceeds from litigation entitled as the Official Creditor's Committee of NVF Company v. Victor Posner, et al. The short-term financing needs of the Company will be satisfied by an accounts receivable financing facility which the Company is confident, but cannot assure, it will obtain.

      The Company has an accounts receivable financing arrangement with CIT Group ("CIT") covering substantially all of its accounts receivable. Such arrangement provides the Company a line of credit up to the lesser of $8,000,000 or 80% of the eligible accounts receivable at an interest rate of prime (8.75% at December 31, 1995) plus 1/2%, a line of credit fee of 1/2% per annum on the unused balance and a $3,000 per month collateral management fee.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (Contd.)

At December 31, 1995 the Company had open a balance of $3.6 million
under this arrangement.  On            , 1996 CIT advised the
Company that it would not be interested in financing arrangement after the Company emerges from bankruptcy. The Company believes it will be successful in finding alternative financing, however there can be no assurance that the Company will be able to obtain such financing or that it will be available on terms the Company deems acceptable.

      The Company's consolidated financial statements at December 31, 1995 included elsewhere herein, include reserves of approximately $6.8 million for costs in connection with the known environmental matters except for future speculative matters relating to Kennett Square and Yorklyn. This accrual has been recorded on a gross basis and has not been adjusted for third party recoveries. However environmental liabilities are inherently uncertain and future events and/or additional information may
require adjustments to this reserve figure.   In connection with
the various claims asserted against NVF by the EPA and others in connection with environmental matters, NVF has commenced an action against various insurance carriers for coverage of some or all of the amount for which NVF might be held liable in connection therewith and the defense costs thereof. Except as noted above, NVF is unable at this time to predict the outcome of such action or the amounts, if any, which may be paid by such insurers. NVF believes that the outcome of such environmental matters described above will not have a material adverse effect on its financial position or its results of operations.

      Future environmental matters though could have a material impact on the Company. The Company notes that (1) the Company was advised by the EPA that it is reviewing the Kennett Square Plant area and/or adjacent areas for possible listing on the NPL as a Superfund Site (the "Potential Superfund Area") and (2) the Company has received notification from the EPA seeking information regarding potential liability for zinc contamination related to the Yorklyn Plant site (the "Yorklyn Contamination"). The Company further notes that in the event that (1) the Potential Superfund Area is, in fact, named as a Superfund Site or (2) remediation of the Yorklyn Contamination is required, and it is determined that the Company is liable for costs thereof, the Company would likely expect to incur significant additional expenses with respect to environmental matters for those areas. In a letter dated April 13, 1995, the EPA informed the Company that costs related to Kennett Square could be $10 million or higher if Kennett Square is named as a Superfund Site. The likelihood (1) that the Kennett Square and/or adjacent areas will be named as a Superfund Site or (2) that remediation of the Yorklyn Contamination will be required and that a determination will be made that the Company is responsible for the costs therefore cannot be predicted with certainty at the present time. In connection with the various claims against the
          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY (Contd.)

Company by the EPA and others in connection with environmental matters, the Company has commenced an action against various insurance carriers for coverage of some or all of the amount for which the Company might be held liable in connection therewith and the defense costs thereof. The Company is unable at this time to predict the outcome of such action or the amounts, if any, which may be paid by such carriers.

      NVF's ability to meet its cash requirements in the next twelve months is dependent upon increased cash flow being generated from NVF's operations, the continuing of financing of accounts receivable, available borrowings, the compromising of liabilities within the framework of bankruptcy and possible sale of any assets. No assurance can be given that any of such conditions can be achieved or, if achieved, what the terms and conditions thereof
will be.   NVF believes, but cannot assure, that cash generated
from operations and funds from accounts receivable financing will be sufficient to enable NVF to maintain its operations until such time as a plan can be confirmed by the Bankruptcy Court. The financial statements included herein have been prepared on a going concern basis and, accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should NVF be unable to continue in existence or be required to sell its assets. As a result of the uncertainties described above, reference is made to Note 16 included elsewhere herein for information concerning the estimated liquidation value of NVF on a consolidated basis.


Inflation and Changing Prices

      Management believes that inflation did not have a significant effect on gross margins during the last three years through September 1995, since during such period inflation rates generally remained at relatively low historical levels. However, since then energy price increases have had a significant effect on gross margins. The Company is seeking to combat these higher energy prices by increasing energy storage capacity by retrofiting boilers at certain locations to use either oil or gas.

      The Company has consolidated its raw material purchases among a few strong suppliers who in return for the increased volume have provided a specific warning period prior to price increases. At no time is the Company dependent on just one supplier base (wherever possible) for its critical material. However, certain raw materials (fiberglass, copperfoil) are presently being allocated to consumers world-wide and such demand has increased prices of this material, however the Company has so far successfully passed on such increases to its customers.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

Year Ended December 31,
1995 Compared with 1994

                                 Net Sales
                           and Operating Revenues   Operating Income (Loss)
                                          Percent                   Percent
                          1995      1994   Change    1995    1994    Change
                                       (thousands of dollars)

Industrial laminated
  plastics              $ 55,258   47,667   15.9%    3,760   2,976    26.3%
Vulcanized fibre          29,581   32,451   (8.8)%   4,371   7,397   (40.9)%
Other segments            12,052   13,836  (13.1)%  (1,973)   (659) (199.4)%
General corporate
  expenses                   -       -       -      (4,993) (5,098)    0.0%

Net sales and operating
  revenues              $ 96,891   93,981    3.1%

Operating income                                     1,165   4,616

Other income (expense), net                         24,644  (6,433)
Debt costs                                          (1,116) (2,207)


      Income (loss) before reorganization
        items, taxes, equity in earnings
        of affiliates, and discontinued
        operations                                 $ 24,693  (4,024)


      Net sales increased 3.1% or approximately $2,910,000 mainly due to better marketing conditions and effort in the industrial laminated plastics segment which increased sales 15.9% or approximately $7,591,000. Net sales declined in the vulcanized fibre segment 8.8% or approximately $2,870,000 as a plant shutdown for capital renovations caused reduced production. Container sales declined 25.8% or approximately $1,221,000 as a result of textile industries converting from fibre containers to less expensive plastic containers. Paper sales declined 10.6% or approximately $730,000 due to increased competition and depressed market conditions.

      Operating income declined approximately $3.5 million. Generally, higher energy and benefit (workmen's compensation, pension, medical) costs were attributable for such decline. Industrial laminated plastics segment operating profit increased 26.3% or approximately $784,000 due to increased volume and operating efficiencies. Vulcanized fibre segment operating profit declined 40.9% or approximately $3,026,000 due to decreased production caused by a plant shutdown for capital renovations and higher costs for raw materials. Container and paper losses increased by approximately $331,000 and approximately $408,000 respectively, mainly due to volume decreases.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (continued)

      Other income (expense) was impacted by the settlement of the Creditors' Committee adversary action against Victor Posner, et al (See Note 19 of the Notes to Consolidated Financial Statements) which provided for payment by Victor Posner of $20,750,000 to the NVF estate. The settlement also provided that the holders of the 11-3/4% Secured NVF notes exchange such notes for the previously written off APL 10-3/4% Subordinated Sinking Fund Debentures held by NVF resulting in $2,609,000 of other income. In addition there was a favorable settlement with an insurance carrier for an environmental claim (approximately $1 million). Also losses incurred in 1994 for indemnification of workmen's compensation claims of companies formerly affiliated with NVF (approximately $4.5 million) and environmental accruals (approximately $1.2 million) did not recur.




































          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

Year Ended December 31,
1994 Compared with 1993

                                 Net Sales
                           and Operating Revenues   Operating Profits (Loss)
                                          Percent                   Percent
                          1994      1993   Change    1994    1993    Change
                                       (thousands of dollars)

Industrial laminated
  plastics              $ 47,667   46,561    2.4%    2,976   2,446    21.7%
Vulcanized fibre          32,451   29,231   11.0%    7,397   6,722    10.0%
Other segments            13,863   14,254   -2.7%     (659)     (4)     -
General corporate
  expenses                   -       -       -      (5,098) (7,031)   68.6%

Net sales and operating
  revenues              $ 93,981   90,046    4.4%

Operating profit                                     4,616   2,133

Other income (expense), net                         (6,433)  4,805
Debt costs                                          (2,207) (5,599)

    Income (loss) before reorganization items,
      taxes, equity in earnings of affiliates,
      and discontinued operations                  $(4,024) (1,339)


      Vulcanized fibre segment sales increased by $3,220,000 between 1993 and 1994. Volume represented $2,201,000 of such increase and price represented $1,019,000. Sales increases in the industrial laminated plastic segment were the result of marketing effort/increased volume, not price increases. Paper segment sales decreased due to increased competition and depressed market conditions.

      Operating profits in the valcanized fibre segment increased by $675,000 between 1993 and 1994. Price increases as noted above directly increased profits by the same amount, $1,019,000. Volume increases contributed $901,000 to profits. However, these increases were partially offset by increased cost of $1,245,00. Union contracted labor rate increases for 1994 as well as benefit increases and increases in raw materials were the major components on the increased costs in 1994. Operating profits in the industrial laminated plastics segment increased as a result of the efficiency gained by increased volume. Operating profits in the paper segment decreased due to volume decrease. General corporate expense decreased as salaries, insurance, executive administration and bad debt expenses were reduced.




          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (continued)

      In 1993 Other Income (Expense) was positively impacted by non-recurring events, i.e., $3.6 million gain on proceeds from fire losses, $3.6 million gain on sale of CFC Holding stock and $.7 million gain on sale of property whereas in 1994 Other Income (Expense) was negatively impacted by non-recurring events, i.e., accrued reserves for a workmen's compensation indemnification claim by Insurance Company of the North America of $4.5 million and additional reserves provided for potential EPA liabilities of $2.8 million.









































              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                         NVF COMPANY AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



                                                                        Page

Report of Independent Public Accountants

Consolidated Balance Sheets
      December 31, 1995 and 1994

Consolidated Statements of Operations
      Three Years Ended December 31, 1995

Consolidated Statements of Cash Flows
      Three Years Ended December 31, 1995

Consolidated Statements of Changes in Stockholders' Deficit
      Three Years Ended December 31, 1995

Notes to Consolidated Financial Statements







      Schedules are omitted either because they are not applicable or because the information is included in the Consolidated
Financial Statements or notes thereto.






















                           ARTHUR ANDERSEN & COMPANY
                            101 Eisenhower Parkway
                          Roseland, New Jersey 07068




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NVF Company:


We have audited the accompanying consolidated balance sheets of NVF Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NVF Company and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 15 to the consolidated financial statements, the Company suffered recurring losses from operations through 1994 and has a net capital deficiency. In addition, as described in Note 15 to the accompanying consolidated financial statements, in September 1993 the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Management's plans in regard to these matters including its submission of a plan of reorganization to the Bankruptcy Court and the Company's creditors are also described in Notes 1 and 15. In the event that this plan of reorganization is confirmed, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The



                                      -2-



accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.








Roseland, New Jersey
April 5, 1996





































                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                          Consolidated Balance Sheets
                          December 31, 1995 and 1994
                            (thousands of dollars)






            Assets                                     1995          1994
Current assets:
    Cash and equivalents                            $     652         1,274
    Restricted cash                                    16,336           -
    Receivables, less allowance for doubtful
      accounts of $366 and $380                        13,583        14,884
    Inventories                                        13,888        14,389
    Other current assets                                1,456           471
            Total current assets                       45,915        31,018

Investment in affiliate                                   102           342

Properties, at cost                                    88,269        85,652
Less accumulated depreciation and amortization        (69,465)      (67,068)
      Net properties                                   18,804        18,584
Other assets                                            2,750         2,317

                                                    $  67,571        52,261



   Liabilities and Stockholders' Deficiency
Current liabilities:
    Current portion of long-term debt               $   7,584         9,849
    Accounts receivable financing                       3,616         3,641
    Accounts payable                                    2,700         1,558
    Accrued professional liabilities                    3,032         5,214
    Accrued interest payable                            1,385         1,336
    Accrued taxes                                       1,502           -
    Accrued wages and other employee costs              2,074         1,865
    Other current liabilities                             426           864
            Total current liabilities                  22,319        24,327

Other noncurrent liabilities                            2,865         2,770
Long-term debt                                            176            35
Liabilities subject to compromise  (A)                 87,753        88,349

Stockholders' Equity:
    Common stock, $.01 par value; authorized
      200,000,000 shares; issued 95,563,461 shares        956           956
    Capital in excess of par value                    234,943       234,943
    Accumulated deficit                              (273,089)     (290,767)
    Treasury common stock, 2,292,544 shares
      at cost                                          (8,352)       (8,352)
            Total stockholders' deficiency            (45,542)      (63,220)

                                                    $  67,571        52,261








See accompanying notes to consolidated financial statements


                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                          Consolidated Balance Sheets
                          December 31, 1995 and 1994
                            (thousands of dollars)







                                                       1995           1994

(A) Liabilities subject to compromise consist of the following:

      Trade and other miscellaneous claims          $  9,079          9,445
      Accrued interest                                 2,076          2,076
      Pension obligations                              5,355          5,378
      Post retirement benefit obligations, net           513            527
      Subordinated debentures, 5%                     48,046         48,046
      Subordinated debentures, 10%                    11,375         11,375
      Other accrued liabilities                       11,282         11,340
      Current portion of long-term debt                   16             39
      Noncurrent portion of long term debt                11            123

                                                    $ 87,753(B)      88,349(B)








(B) Certain liabilities have been separately classified in the Plans of Reorganization filed on April 13, 1994 and July 14, 1994.





























                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                     Consolidated Statements of Operations
                      Three Years Ended December 31, 1995
                            (thousands of dollars)

                                               1995        1994        1993

Net sales and operating revenues            $ 96,891      93,981      90,046

Cost of goods sold                            81,546      75,904      72,786
Depreciation and amortization                  2,597       2,828       3,099
Selling, general and administrative
  expenses                                    11,583      10,633      12,028
                                              95,726      89,365      87,913
      Operating income from
        continuing operations                  1,165       4,616       2,133

Other income (expense):
  Settlement with principal shareholder       23,359         -           -
  Other income (expense), net                  1,285      (6,433)      4,805
  Debt costs, other (contractual interest
    of $4,656, $6,001 and $6,631)             (1,116)     (2,207)     (5,599)
                                              23,528      (8,640)       (794)
      Income (loss) from continuing
        operations before reorganization
        items, taxes on income, equity in
        net earnings of affiliates and
        discontinued operations               24,693      (4,024)      1,339

Reorganization items:
      Professional fees                        5,822       6,916       1,000
      Bond discount                              -           -         1,143
                                               5,822       6,916       2,143
      Income (loss) from continuing operations
        before taxes on income, equity in
        net earnings of affiliates and
        discontinued operations               18,871     (10,940)       (804)

Provision for (benefit from) taxes
  on income                                    1,502         (38)         77

      Income (loss) from continuing
        operations before equity in net
        earnings of affiliates and
        discontinued operations               17,369     (10,902)       (881)

Equity in net earnings of affiliates             -            89         180

   Income (loss) from continuing operations
     before discontinued operations           17,369     (10,813)       (701)

   Loss from discontinued operations             -           -        (5,304)

            Net Income (Loss)               $ 17,369     (10,813)     (6,005)

Weighted average number of common shares
  outstanding, in thousands of shares         93,271      93,271      93,271

Income (loss) per share:
      From continuing operations            $    .19        (.12)       (.01)
      Discontinued operations                    -            -         (.06)

            Net income (loss) per share     $    .19        (.12)       (.07)


See accompanying notes to consolidated financial statements.
                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                     Consolidated Statements of Cash Flows
                      Three Years Ended December 31, 1995
                            (thousands of dollars)



                                               1995        1994       1993

Cash flows from operations:

Net income (loss)                           $ 17,369     (10,813)     (6,005)

Loss from discontinued operations                -           -         5,304

      Income (loss) from continuing
        operations                            17,369     (10,813)       (701)

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization              2,597       2,828       3,099
    Reduction (Excess) of additional minimum
      liability over prior service cost          309        (170)       (833)
    Amortization of deferred debt discount       -           -         1,511
    Exchange of long term debt                (2,305)        -           -
    Write-off of investment                      -           -         2,786
    Equity in earnings of affiliates             -           (89)       (180)

            Total Adjustments                    601       2,569       6,383
                                              17,970      (8,244)      5,682

(Increase) decrease in assets:
    Receivables, net                           1,301      (1,245)        632
    Inventories                                  501         888      (1,411)
    Other current assets                        (985)         99        (355)
    Other assets long-term                      (433)         46         202

Increase (decrease) in liabilities:
    Accounts payable                             751        (141)       (922)
    Due to affiliates                            -           -        (3,381)
    Accrued interest payable                      49         752       1,224
    Accrued professional liabilities          (2,182)      4,958         256
    Accrued wages and other employee costs     2,044         206        (441)
    Accrued taxes                              1,502         -           -
    Other current liabilities                   (496)      7,507         510
    Other noncurrent liabilities              (1,752)       (758)        883

            Total                                300      12,312      (2,803)

        Net cash provided by operating
          activities                          18,270       4,068       2,879


Cash flows from investing activities:
    Capital expenditures                      (2,810)     (1,614)     (1,283)
    Net disposals:
      Proceeds from asset sales                    7          47         753
      Book value of assets sold                  (14)        (15)       (511)
            Net gain (loss) on disposal           (7)         32         242
    Liquidating dividends in affiliates          240          -          -

        Net cash used for investing
          activities                          (2,577)     (1,582)     (1,041)


See accompanying notes to consolidated financial statements.

                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
                     Consolidated Statements of Cash Flows
                      Three Years Ended December 31, 1995
                            (thousands of dollars)




                                               1995        1994        1993

Cash flows financing from activities:
   Proceeds (repayments) from accounts
     receivable financing                        (25)     (3,232)     (1,438)
   Payment of long term debt                     -           -          (376)
   New capital leases                             98         106         137
   Payment of capital leases                     (52)        (52)        (57)
   Retirement of capital leases                  -           (13)        (97)
   Proceeds from sale of CFC Holdings            -           -           197

         Net cash used for financing
           activities                             21      (3,191)     (1,634)

Net (decrease) increase in cash and
   equivalents                                15,714        (705)        204

Cash and equivalents at
  beginning of year                            1,274       1,979       1,775

Cash and equivalents and restricted cash
  at end of year                            $ 16,988       1,274       1,979

Supplemental disclosures of cash flow
  information:
    Cash (received) paid during the year for:

        Interest                            $    811       1,472       3,923

        Income taxes                        $    (40)        (60)        258


Supplemental schedule of noncash investing
  and financing activities:
    Capital expenditures, net of
      capitalized leases:
       Total capital expenditures           $  2,908       1,666       1,340

       Amounts representing capital leases       (98)        (52)        (57)

         Capital expenditures paid in cash  $  2,810       1,614       1,283















See accompanying notes to consolidated financial statements.



                         NVF COMPANY AND SUBSIDIARIES
                            (Debtor-in-Possession)
        Consolidated Statements of Changes in Stockholder's Deficit
                      Three Years Ended December 31, 1995
                            (thousands of dollars)





                                              Capital In             Treasury
                                     Common   Excess of  Accumulated  Common
                                      Stock   Par Value    Deficit    Stock

     Balance at December 31, 1992    $  956     234,943   (350,061)   (8,352)

Reduction (excess) of additional
  minimum liability over unrecognized
  prior service cost                     -          -         (833)      -

Net effect of deconsolidation of APL     -          -       77,115       -

Net loss                                 -         -        (6,005)      -

   Balance at December 31, 1993       $  956    234,943   (279,784)   (8,352)





Reduction (excess) of additional
  minimum liability over unrecognized
  prior service cost                     -          -         (170)      -

Net loss                                 -          -      (10,813)      -

    Balance at December 31, 1994      $  956    234,943   (290,767)   (8,352)





Reduction (excess) of additional
  minimum liability over unrecognized
  prior service cost                      -         -          309       -

Net income                               -         -        17,369       -

    Balance at December 31, 1995      $  956    234,943   (273,089)   (8,352)

















                         NVF COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993


Note 1 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of NVF Company and its wholly-owned subsidiaries, ("NVF" or the "Company") unless the context otherwise indicates. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Basis of Presentation

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

      The accompanying financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Company's subsidiaries, Parsons Paper and NVF Canada, are not part of the bankruptcy thus there was no change made in the manner they are accounted for. Stand alone statements for NVF can be found in Note 19.

      NVF's ability to meet its cash requirements in the next twelve months is dependent upon increased cash flow being generated from NVF's operations, the continuing of financing of accounts receivable, available borrowings, the compromising of liabilities within the framework of bankruptcy and possible sale of any assets. No assurance can be given that any of such conditions can be achieved or, if achieved, what the terms and conditions thereof
will be.   NVF believes, but cannot assure, that cash generated
from operations and funds from the CIT Group revolving credit line facility (See Note 3) or alternate facility will be sufficient to enable NVF to maintain its operations until such time as a plan can be confirmed by the Bankruptcy Court. The consolidated financial

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued
                       December 31, 1995, 1994 and 1993

Note 1 - Summary of Significant Accounting Policies - (continued)

statements included herein have been prepared on a going concern basis and, accordingly, do not include any adjustments relating to the recoverability and classification of recorded assets amounts nor the amounts and classification of liabilities that might be necessary should NVF be unable to continue in existence or be required to sell its assets. As a result of the uncertainties described above, reference is made to Note 16 included elsewhere herein for information concerning the estimated liquidation value of NVF on a consolidated basis.

      On April 23, 1993 Insurance and Risk Management ("IRM"), repurchased from DWG Corporation ("DWG") 25% of the issued and outstanding common stock of IRM. (See Note 5). As a result of such purchase, NVF's ownership of the issued and outstanding common stock of IRM increased from 45% to 60%. Due to the fact that IRM has not taken any new business after June 30, 1993 and will be liquidated as soon as is practicable, NVF has elected to continue to account for IRM under the equity method on a quarter lag basis.

      The decision to liquidate IRM was due to the fact that IRM's business was almost entirely conducted with affiliated companies. With DWG, the largest of such affiliated companies, becoming disaffiliated and electing not to use IRM for insurance placements and claims management, IRM's business became too small to be useful or profitable, thus the decision to liquidate. The decision to liquidate did not have a material impact on the Company's financial statements.

      On June 25, 1993 an involuntary bankruptcy petition was filed against APL Corporation ("APL"), the Company's 68% owned subsidiary. On July 23, 1993, APL filed a motion in the Bankruptcy Court for the Southern District of Florida and obtained an order on July 27, 1993 converting the involuntary petition to a voluntary case under Chapter 11 of the Bankruptcy Code. On or about February 24, 1995, a Disclosure Statement For Creditors' Committee's Plan of Reorganization was filed in the APL bankruptcy case. A hearing on the Disclosure Statement in the APL case was held on April 6, 1995 and the Disclosure Statement was approved on April 15, 1995. The Plan was confirmed on June 8, 1995. Due to the fact that NVF no longer has control over APL, statements presented herein have been restated to reflect APL as a discontinued operation and to reflect
the deconsolidation of APL effective June 30, 1993.   The Company
had approximately $2.5 million face value of APL's 10-3/4% Subordinated Sinking Fund Debentures as of December 31, 1994. However a November 1995 settlement of litigation commenced by the Committee (See Note 18) called for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes in exchange for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. Other income of approximately $2,609,000 was recognized in 1995 as a result of the settlement.

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued
                       December 31, 1995, 1994 and 1993


Note 1 - Summary of Significant Accounting Policies - (continued)

      Inventories

      Inventories are valued at the lower of average cost or market on a first-in, first-out (FIFO) basis. Inventory costs generally include materials, labor costs, manufacturing overhead and depreciation.

      Depreciation and Amortization

      In general, depreciation and amortization of buildings, machinery and equipment is provided on the straight-line method over the estimated useful lives of depreciable properties, principally eleven years on equipment, forty-five years on buildings and ten years on building improvements.

      Retirement and Disposal of Properties

      The cost of properties retired or otherwise disposed of is eliminated from the accounts. When units of depreciable property are retired or disposed of, the net gain or loss is recognized in other income.

      Maintenance and Repairs

      Routine maintenance, repairs and replacements are charged to operations. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. Capitalized renewals or replacements are charged to the property accounts. The properties that were renewed or replaced are correspondingly removed from the property accounts.

      Revenue Recognition

      Revenue from the sale of products is recognized upon passage of title to the customer, which in most cases coincides with shipment of the related products.

      Retirement and Pension Plans

      The Company and its subsidiaries have non contributory pension plans covering substantially all its hourly employees. Company contributions are actuarially determined using the projected unit credit method, taking into consideration estimated future salary increases where applicable.

      In December 1990, the Financial Accounting Standards Board issued a new standard on accounting for postretirement benefits other than pensions. This new standard requires that the expected cost of these benefits must be charged to expense during the years

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 1 - Summary of Significant Accounting Policies - (continued)

that employees render service. This was a significant change from the Company's policy of recognizing these costs on the cash basis. The Company adopted the new standard effective January 1, 1993. The Company is amortizing the discounted present value of the obligation, $4,851,259, to expense over a twenty year period of which seventeen years remain.

      Income Taxes

      The Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes". The Company adopted the new standard effective January 1, 1993 and the new standard did not have a material effect on the Company's consolidated financial position.

      Income (loss) Per Share

      Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of outstanding shares of common stock during each period. Common stock equivalents were not used to compute the loss per share in 1994 and 1993 because such inclusion would be antidilutive. Such common stock equivalents (options) expired in 1995. (See Note 11).

      Cash and Equivalents

      The Company classifies as cash and equivalents all highly liquid investments with a maturity of three months or less when purchased.


      Liquidity

      As discussed more fully in Note 15 - Liquidity, the Company has sustained losses in each of the last seven years prior to 1995. For a discussion of the ability of the Company to meet its cash requirements see Note 15.

      Reclassification

      Certain prior year amounts have been reclassified in order to conform to the current year presentation.








                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 2 - Restricted Cash

      Restricted cash of approximately $16,336,000 represents the settlement paid by the Company's principal shareholder of $20,750,000 (See Note 18) plus net interest accrued since payment (approximately $626,000) less payments made to professionals incurred in the bankruptcy matter (approximately $5,040,000). This cash is held in an escrow account which the Company can only access with approval of the Unsecured Creditors' Committee. The funds are restricted for use in resolving claims associated with the bankruptcy.


Note 3 -  Accounts Receivable

      The Company has an accounts receivable financing arrangement with CIT Group ("CIT") covering substantially all of its accounts receivable. Such arrangement provides the Company a line of credit up to the lesser of $8,000,000 or 80% of the eligible accounts receivable at an interest rate of prime (8.75% at December 31,
1995) plus 1/2%, a line of credit fee of 1/2% per annum on the unused balance and a $3,000 per month collateral management fee.
At December 31, 1995 the Company had open a balance of $3.6 million
under this arrangement.  On            , 1996 CIT advised the
Company that it would not be interested in financing arrangement after the Company emerges from bankruptcy. The Company believes it will be successful in finding alternative financing, however there can be no assurance that the Company will be able to obtain such financing or that it will be available on terms the Company deems acceptable.

Note 4 - Inventories

      The following is a summary of the major classifications of inventories:
                                                   December 31,
                                                1995         1994
                                             (thousands of dollars)

      Raw materials and supplies              $  5,520       3,984
      Work in process                            2,023       3,177
      Finished goods                             6,345       7,228

                                              $ 13,888      14,389

Note 5 - Investment in Affiliates

      On April 23, 1993, the Company sold to DWG Corporation, which up until that date may have been deemed to be an affiliate of the Company as a result of common ownership and control by Victor Posner, all 141,000 shares of common stock of CFC Holdings Corp., a subsidiary of DWG, held by the Company representing 1.4% of the

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 5 - Investment in Affiliates (continued)

issued and outstanding capital stock of CFC Holdings for $3.6
million.   At December 31, 1992, the aggregate book value of the
141,000 shares of CFC Holdings Common Stock sold by the Company was approximately $270,000. DWG made payment of the purchase price to the Company. Substantially all of these proceeds were used to pay DWG amounts owed by the Company under cost sharing arrangements.
A gain of approximately $3.4 million is recorded in Other Income (Expense) for 1993.

      The Company's investment in CFC Holdings was accounted for on the equity method on a quarter lag basis. The Company's equity in net earnings of CFC Holdings amounted to $73,000 in 1993.

      As part of a series of transactions on April 23, 1993, Insurance and Risk Management ("IRM") repurchased from DWG Corporation ("DWG") 25% of the issued and outstanding stock of IRM. As a result of this purchase, the Company's ownership of IRM increased from 45% to 60% as IRM recorded the purchase of the shares from DWG as treasury stock thus reducing the outstanding shares of IRM. In a related transaction, IRM sold to DWG all of its 2.7% stake in CFC Holdings for $8.4 million resulting in an approximate $7 million gain on the sale. The result of this gain was that IRM's equity went from negative to positive, therefore, the Company, as a 60% owner, recorded its share of the equity in IRM, approximately $1.5 million. The Company's equity in IRM was then reduced by dividends paid by IRM in 1993, 1994 and 1995 of $1,066,667, $133,333 and $240,000, respectively. As a result of the April 23, 1993 transactions, DWG is no longer affiliated with the Company and IRM.

      The decision to liquidate IRM was due to the fact that IRM's business was almost entirely conducted with affiliated companies.With DWG, the largest of such affiliated companies, becoming disaffiliated and electing not to use IRM for insurance placements and claims management, IRM's business became too small to be useful or profitable, thus the decision to liquidate. The decision to liquidate did not have a material impact on the Company's financial statements

      For the years ended December 31, 1995, 1994 and 1993 NVF had income of $-0-, $89,000 and $180,000 respectively, from its equity investment in IRM and NVF had a carrying value of its investment in IRM at December 31, 1995 and 1994 of $102,000 and $342,000,
respectively. NVF has also received liquidating dividends of $1,066,667 in 1993, $133,333 in 1994 and $240,000 in 1995.





                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 6 - Properties

      Properties are recorded at cost, less accumulated depreciation. Management continuously reviews the carrying value of its properties based on its review of third party appraisals, market trends, changes in the way the property is used and physical changes in the property. If Management determines the property has been impaired the property is written down to a new carrying value and an impairment loss is recognized.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121 "Accounting for the Impairment of Long Lived Assets to be Disposed Of" (SFAS 121).
SFAS 121 establishes accounting standards for the impairment of related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.
SFAS 121 is effective for the year ended December 31, 1996. Management has not yet determined how the adoption of SFAS 121 will impact its financial statements.

      At December 31, 1995 and 1994, the major classifications of properties (at cost) consisted of the following:

                                                        1995       1994
                                                     (thousands of dollars)

      Land and land improvements                     $  1,994      1,989
      Buildings, machinery and equipment               85,047     82,443
      Buildings, machinery and equipment
         under capitalized leases                         305        247
      Construction in progress                            923        973

            Total properties at cost                 $ 88,269     85,652


      Amortization of properties under capitalized leases is included with depreciation expense. At December 31, 1995 and 1994, the accumulated amortization of properties under capitalized leases was $89,000 and $78,000, respectively.


Note 7 - Taxes on Income

      NVF and Parsons Paper file separate consolidated federal income tax returns. The difference between the reported provision and the computed expected tax (benefit) based on book income (loss) at the federal income tax rate for the three years ended December 31, 1995 are reconciled as follows:





                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 7 - Taxes on Income (continued)

                                                Year Ended December 31,
                                            1995       1994        1993
                                                (thousands of dollars)

Federal taxes (benefit) at statutory
  rates                                      6,168     (3,829)    (2,137)
Increase (decrease) in taxes
  resulting from:
    State taxes net of federal benefit       1,249         -         -
    Net operating loss (utilized) not
      currently realizable                  (4,420)     3,829      2,137
    Alternative minimum taxes                  253       -           -
    Contractual interest                    (1,225)      -           -
    Insurance settlement                      (350)      -           -
    Other, net                                (173)       (38)       -

      Provision for taxes on income       $  1,502        (38)        77


      As described in Note 1, the Company adopted SFAS No. 109 effective January 1, 1993.

      At December 31, 1995 and 1994, the deferred tax assets and liabilities are comprised of:

                                          12/31/94                12/31/95
                                          Deferred              Deferred Tax
                                             Tax     (Benefit)     Assets/
                                           Assets     Expense  (Liabilities)
Current:
  Allowance for doubtful accounts         $   133    $    (7)    $   126
  Inventory overhead capitalization           141        (42)         99
  Unrealized loss on securities               104        -           104
  Insurance recovery                          -         (350)       (350)
  Accrued vacation                            337          9         346

Noncurrent:
  Contractual interest                        -       (1,225)     (1,225)
  Pension costs                               662        -           662
  Accelerated depreciation                    213       (426)       (213)
  Environmental reserves                    2,394       (174)      2,220
  Contingency reserves                      1,575        -         1,575
  Net operating loss carryforward          37,987     (4,420)     33,567
  Capital loss carryforward                33,064        -        33,064
  ITC credit carryforward                     531        -           531
  Other, net                                  -         (173)       (173)
  Less valuation reserve                  (77,142)     6,808     (70,334)

                                          $   0          0           0


      Based on the weight of available evidence, management has determined that it is more likely than not that none of the deferred tax assets identified above will be realized and therefore has recorded a valuation allowance of $69,983 against the entire amount.


                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 7 - Taxes on Income (continued)

      In June 1989, NVF obtained an appeal bond in favor of the Commonwealth of Pennsylvania in connection with certain taxes for the year 1985 in the amount of $1.3 million which was reduced subsequent to September 30, 1989 to $320,000. The taxes of approximately $250,000 were paid in May 1993 to facilitate the sale of the Company's Willow Grove property. In January, 1995, the Company resolved this matter with the Commonwealth and received an $82,000 refund.


Note 8 - Notes Payable and Long-Term Debt

      At December 31, 1995 and 1994, long-term debt consisted of the following:
                                                        1995        1994
                                                     (thousands of dollars)
NVF Company:
      11-3/4% Secured amortizing
        promissory notes                             $    -         2,305
      10% Secured notes payable                         7,461       7,461
      Capitalized lease obligations                       210         164
      Urban Development Action Grant                      116         116
                                                        7,787      10,046
      Less: Amounts included in
      liabilities subject to compromise                    27         162
      Current portion of long-term debt                 7,584       9,849
            Long-term debt                           $    176          35

      A settlement of litigation commenced by the  Committee (See
Note 18) called for interest on the 10% Secured Notes to be fixed at $765,000 through September 30, 1995 plus additional interest at a rate of 10% per annum (simple interest with no compounding) from September 30, 1995 until (1) the consummation date of the plan which brings the Company out of bankruptcy or (2) May 22, 1996 which is the date the first semi-annual payment is due. As of December 31, 1995 the Company has accrued $951,000 of interest on the 10% Secured Notes in "Accrued Interest Payable". The settlement also called for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. Other income of approximately $2,609,000 was recognized in 1995 as a result of the settlement.

      The scheduled principal payments on notes payable and long-term debt outstanding at December 31, 1995 (other than subordinated indebtedness) for each of the succeeding five years, without regard to bankruptcy proceedings, are as follows:

               1996       1997       1998       1999      2000

              $7,584       108         52         37         6

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 9 - Subordinated Indebtedness

      At December 31, 1995 and 1994, subordinated indebtedness consisted of the following:

                                                       1995         1994
                                                     (thousands of dollars)
NVF Company:
  5% Subordinated sinking fund debentures
    due 1994 less unamortized deferred
    discount of $-0-  and $-0-                       $ 48,046      48,046
  10% Subordinated sinking fund debentures
    due 2003 less unamortized deferred
    discount of $-0-  and $-0-                         11,375      11,375
                                                       59,421      59,421
      Total subordinated indebtedness                  59,421      59,421
  Current portion of subordinated
         indebtedness                                  59,421      59,421

      Long term subordinated indebtedness            $    -           -


      NVF did not make sinking fund payments of $4.8 million due on January 1, 1993 and $43.2 million due January 1, 1994 nor did it make $1.2 million interest payments due July 1, 1993 and January 1, 1994 on its 5% Subordinated Debentures. According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 5% Subordinated Notes at December 31, 1995 and 1994 was approximately $48,046,000. NVF did not make sinking fund payments of approximately $284,375 on November 14, 1993, November 14, 1994 and November 14, 1995 nor did it make interest payments of $568,757 on November 14, 1993, May 14, 1994, November 14, 1994, May 14, 1995
and November 14, 1995 on its 10% Subordinated Debentures.
According to the terms of the debentures, the debentures are in default and may be called for 100% of principal plus interest. The aggregate principal amount of the 10% Subordinated Notes at December 31, 1995 and 1994 was approximately $11,375,000. The 5% and 10% Subordinated Debentures are expected to be compromised within the course of the bankruptcy and paid from a pool created by the sale of the Company and the proceeds from litigation entitled as the Official Creditor's Committee of NVF Company v. Victor Posner, et al.

      Amortization of deferred debt discount, amounting to $368,000 in 1993, is classified with "debt costs" in the Company's statements of operations. Amortization of deferred debt discount on the 5% and 10% Subordinated Debentures was on the "Bonds outstanding" method. In accordance with AICPA Statement of Position 90-7 the remaining unamortized deferred debt discount of $1,143,000 was expensed in 1993.


                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

Note 9 - Subordinated Debentures (continued)

      The scheduled principal payments on subordinated indebtedness outstanding at December 31, 1995 for each of the succeeding five years, without regard to bankruptcy proceedings, are as follows:


                1996       1997       1998       1999       2000

             $ 59,421        -          -          -          -


Note 10 - Stockholders' Equity

      NVF has authorized 10,000,000 shares of $1 par value preferred stock, with no shares issued or presently contemplated to be issued.

Note 11 - Stock Option Plans

      All options under the 1970 Stock Option Plan for officers and key employees of NVF and its subsidiaries have expired. No stock options remain outstanding at December 31, 1995.


Note 12 - Retirement and Incentive Compensation Plans

      At December 31, 1995 and 1994, the Company recorded additional minimum liabilities of $3,381,000 and $3,906,000, respectively, included in "Liabilities subject to compromise", and intangible assets of $1,851,000 and $2,067,000, respectively, included in noncurrent "Other assets", and a credit to equity of $309,000 and a charge to equity of $170,000 at December 31, 1995 and December
31, 1994, respectively. The additional minimum liabilities represent the excess of the estimated accumulated benefit obligations over the estimated fair value of plan assets and the unfunded accrued pension costs at December 31, 1995, 1994 and 1993. In general, the Company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974.

      The components of the 1995, 1994 and 1993 pension expense are as follows:
                                               Year Ended December 31,
                                             1995       1994       1993
                                                  (thousands of dollars)

Service cost                              $    561        510        498
Interest cost on projected benefit
  obligation                                 2,367      2,350      2,381
Actual return on plan assets                (1,879)       841     (2,302)
Amortization and deferral                      205     (2,780)       367

      Net periodic pension cost           $  1,254        921        944


                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 12 - Retirement and Incentive Compensation Plans (continued)

      The following table sets forth a reconciliation of the funding status of the plans as of December 31, 1995 and 1994:

                                             Aggregate of Plans Whose
                                        Assets Exceed         Accumulated
                                         Accumulated            Benefits
                                          Benefits           Exceed Assets
                                        1995      1994       1995       1994
                                              (thousands of dollars)
Actuarial present value of service
  obligations:
    Vested benefit obligation         $ 13,887    13,455    18,729    17,343
    Projected (and accumulated)
       benefit obligation             $ 13,991    13,556    19,139    17,661

Plan assets at fair value               14,953    13,688    12,712    11,143

Reconciliation of funded status:
  Projected benefit obligation less
    than (in excess of) plan assets        962       132    (6,427)   (6,518)
  Unrecognized prior service costs         -         -         400       436
  Unrecognized net loss (gain) from
    plan experience                        (19)      910     1,513     1,819
  Unamortized net (asset) obligation
    at transition                         (124)     (140)    1,433     1,612

      Prepaid (accrued pension cost)  $    819       902    (3,081)   (2,651)


      An assumed discount rate of 7.5%, an expected long-term rate of return on assets of 8%, and a rate of increase in future compensation levels of 6% where applicable, were used in developing this data for 1995 and 1994. The actuary's calculations resulted in a $309,000 credit, $170,000 charge and a $333,000 charge to equity in 1995, 1994 and 1993, respectively. Plan assets are invested in a managed portfolio consisting primarily of corporate bonds and common stock of unaffiliated issuers.

      Included in the accompanying balance sheets under the captions "Accrued wages and other employee costs", "Other noncurrent liabilities" and "Liabilities subject to compromise" were pension liabilities of approximately $129,000, $159,000 and $5,355,000 respectively, at December 31, 1995 and $69,000, $207,000 and
$5,378,000, respectively at December 31, 1994.

      NVF adopted a 401(k) defined contribution plan effective January 1, 1990 for eligible employees who elect to participate. Employees may contribute from 1% to 15% of their compensation subject to certain limitations. At its discretion, NVF will determine how much, if anything, it will contribute to such plan. In 1995 and 1994 the Company accrued a matching contribution of $.25 for each dollar contributed by employees at a cost of approximately $78,000 and $65,000, respectively. There were no contributions in 1993.
                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 12 - Retirement and Incentive Compensation Plans (continued)

      NVF provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age while working for NVF. Postretirement medical benefits are self-insured by the Company and administered by Delaware Blue Cross and Blue Shield. Postretirement life insurance benefits are provided through an insurance company whose premiums are based on the benefits paid during the year. Prior to adopting FAS 106, the Company expensed the related cost on a pay-as-you-go basis. The Company has not funded the Accumulated Postretirement Benefit Obligation because the Plan is not pay-related there are no Plan assets.

      The effect of a one-percentage point increase in the assumed health cost trend rates on the aggregate of the service and interest cost component of net periodic postretirement health care costs for 1995 would be an increase of approximately $38,000. The related effect on the accumulated postretirement benefit obligation for health care benefits would be an increase of approximately $43,000.






























                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 12 - Retirement and Incentive Compensation Plans (continued)

      In December 1990, the Financial Accounting Standards Board issued a new standard on accounting for postretirement benefits other than pensions. This standard requires that the expected cost of these benefits must be charged to expense during the years that employees render service. The Company adopted the new standard prospectively effective January 1, 1993. The Company is amortizing the discounted present value of the transition obligation, $4,851,259, to expense over a twenty year period of which seventeen years remain. At December 31, 1995 and 1994 a net liability of $564,000 and $551,000 respectively, is recorded in "Liabilities subject to compromise" on the balance sheet for postretirement benefits. The following table reconciles the plan's funded status to the accrued postretirement benefit cost liability as reflected on the consolidated balance sheet as of December 31, 1995 and 1994:

                                                       1995        1994
                                                      (000's)     (000's)

Accumulated Postretirement Benefit Obligation:
      Retirees                                       $ (2,659)     (2,707)
      Other fully eligible participants                  (318)       (836)
      Other active participants                        (1,215)     (1,421)
                                                       (4,192)     (4,964)

      Reduction of prior service cost                    (861)        -
      Unrecognized actuarial loss                         365          47
      Unrecognized transition obligation                4,124       4,366

      Accrued postretirement health care
        cost liability                               $   (564)   $   (551)


Net postretirement health care cost included
  the following components:
      Service cost - benefits attributed to service
        during the period                            $     69         109
      Interest cost on accumulated postretirement
        benefit obligation                                286         385
      Amortization of transition obligation over
        20 years                                          243         243
      Amortization of unrecognized prior
        service cost                                      (54)        -
      Amortization of unrecognized net
        (gain)/loss                                        (5)        -

      Net postretirement health care cost            $    539    $    737


      For measurement purposes, a twelve percent annual rate of increase in the per capita cost of covered health care claims was assumed for 1993; the rate was assumed to decrease gradually in increments of 1 percent per year to an ultimate rate of 6 percent and remain at that level thereafter.


                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued

Note 12 - Retirement and Incentive Compensation Plans (continued)

Incentive Compensation

      In October 1988, the new Ad Hoc Intercorporate Transactions and Common Officer Committee, NVF's Compensation Committee and NVF's Board of Directors approved, subject to the approval of stockholders, a new Management Incentive Plan of NVF, and terminated NVF's prior incentive compensation plans. The new plan, which was approved by the stockholders on December 28, 1990, became effective for the year ending December 31, 1988. The new plan provides for the establishment for each fiscal year for two separate incentive compensation funds, the first to be used primarily based on net operating earnings and not to exceed 10% of such earnings, and the second to be based on net earnings from sales or other disposition of assets, such as sales of subsidiaries, divisions, investments, and other assets not in the ordinary course of business, and not to exceed 10% of earnings from such sources. The new plan is to be administered by NVF's Compensation Committee and awards for elected corporate officers of NVF are to be approved by NVF's Board of Directors following review and recommendation by NVF's Compensation Committee after review by the new Ad Hoc Intercorporate Transactions and Common Officer Compensation Committee where such review is required. The new plan sets forth certain objective factors used in determining the allocation of awards to persons eligible to participate in such plan. Among such factors are experience, level of responsibility, efforts expended, participation in decision making, contribution of the employee to the achievement of profits, past performance, duties and responsibilities and length of employment. The objectives of the new plan are to encourage the development of aggressive, growth-oriented business plans and strategies consistent with philosophies of the Board of Directors, to motivate exemplary commitment and performance of managerial personnel, to provide a competitive level of remuneration to those managerial personnel who have made a meaningful contribution to NVF's financial results and business objectives and to provide NVF's stockholders with an optimum return on their investment by maximizing the long term growth and profitability of NVF. NVF did not accrue any amounts under such plan with respect to 1995, 1994 and 1993.

Note 13 - Industry Segments

      The Company is engaged in the manufacture and sale of industrial laminated plastic products which have their principal application in the electronic fields such as for printed circuit boards; manufacture and sale of vulcanized fibre which is an extremely sturdy and lightweight converted cellulose widely used in such applications as backing abrasive disks, electrical insulation, material handling containers and furniture surfaces and, to a lesser extent, the manufacture of material handling containers and

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 13 - Industry Segments (continued)

correspondence and business papers. The Company principally markets its products in the North American market. Less than 10% is exported.

                                            Year ended December 31,
                                        1995          1994         1993
                                            (thousands of dollars)
                                       Amount   %   Amount  %    Amount  %
Net Sales and Operating Revenues
  Industrial laminated plastics       $ 56,233  58   48,650 52    47,758 53
  Vulcanized fibre                      31,656  33   35,064 37    31,382 35
  Other                                 12,052  12   13,836 15    14,254 16
      Total segment net sales and
        operating revenues              99,941       97,577       93,394

Elimination of intersegment sales
 (transferred at market prices):
  Industrial laminated plastics       $   (975)(1)     (983)(1)   (1,197)(1)
  Vulcanized fibre                      (2,075)(2)   (2,613)(3)   (2,151)(3)

      Consolidated net sales and
        operating revenues            $ 96,891 100   93,981 100   90,046 100



Operating Income (Losses):
  Industrial laminated plastics       $  3,760        2,976        2,446
  Vulcanized fibre                       4,371        7,397        6,722
  Other                                 (1,973)        (659)          (4)
  General corporate expenses, net       (4,993)      (5,098)      (7,031)


Operating income                         1,165        4,616        2,133
Reorganization expenses                 (5,822)      (6,916)      (2,143)
Adversary action settlement             23,359          -            -
Other income (expense)                   1,285       (6,433)       4,805
Debt costs                              (1,116)      (2,207)      (5,599)
Provision for taxes on income           (1,502)         -            -
    Consolidated income (loss) before
      taxes on income, equity in net
      earnings (loss) of affiliates
      and discontinued operations     $ 17,369      (10,940)        (804)


                                             Year ended December 31,
                                         1995         1994          1993
                                            (thousands of dollars)
Identifiable assets:
  Industrial laminated plastics       $ 23,942       25,424       27,327
  Vulcanized fibre                      16,968       16,317       14,442
  Other                                  7,253        8,630        9,307
      Total identifiable assets         48,163       50,371       51,076

  General corporate assets              21,599        4,440        5,107
  Elimination of intersegment
    receivables                         (2,191)      (2,550)      (2,272)

      Consolidated assets             $ 67,571       52,261       53,911

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 13 - Industry Segments (continued)

                                               Year ended December 31,
                                             1995      1994       1993
                                                (thousands of dollars)
Capital expenditures:
  Industrial laminated plastics           $    180       326         230
  Vulcanized fibre                           2,418     1,231         650
  Other                                        143        76         400
  General corporate                            167        33          60

                                          $  2,908     1,666       1,340

Depreciation and amortization:
  Industrial laminated plastics           $  1,358     1,687       1,880
  Vulcanized fibre                             770       648         684
  Other                                        418       435         480
  General corporate                             51        58          55

                                          $  2,597     2,828       3,099


      NVF's foreign operation (which is not significant) has been grouped with other segments in the foregoing industry segment data because it is not practical to isolate the industrial laminated plastics or vulcanized fibre portion of the foreign operation.


Note 14 - Transactions with Related Parties

      Pursuant to a Stock Purchase Agreement entered into by Victor Posner and certain entities controlled by him (collectively, the "Sellers") with respect to the sale and exchange of all of the shares of common stock of DWG owned by them, Sellers agreed to terminate or cause to be terminated all such cost sharing arrangements within six months after April 23, 1993 and agreed that DWG would be reimbursed for any space or service provided to Seller's affiliates, including the Company during the period from April 23, 1993 to the date of termination at commercially reasonable rates no less than the rate DWG would charge an unaffiliated third party. The sale and exchange of shares contemplated by the Stock Purchase Agreement was consummated on April 23, 1993 and as a result the Sellers ceased to hold any shares of DWG and DWG and its subsidiaries ceased on such date to be affiliates of the Company. DWG and NVF were affiliated as a result of common ownership and control by Victor Posner. DWG provided management services, office facilities (including the cost of space leased from a trust for the benefit of Victor Posner and his children) and other services to the Company in 1993 at a cost of approximately $529,000. In addition, the Company incurred interest expense to DWG of $73,000 in 1993.

      The Company maintained certain insurance coverage with Chesapeake Insurance, a subsidiary of DWG with whom the Company was affiliated with until April 23, 1993. Premiums attributable to such insurance coverage which consisted principally of property

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued



Note 14 - Transactions with Related Parties (continued)

coverage amounted to approximately $70,000 in 1993. In addition, the Company maintained insurance coverage with unaffiliated insurance companies for which a subsidiary of Chesapeake Insurance reinsured a portion of the risk. Net premiums attributable to such reinsurance were approximately $1,465,000 in 1993. In addition, IRM acts as agent or broker in connection with insurance coverage obtained by the Company and provides claims processing services for the Company. The commissions and payments for services paid to such Company were $14,000 in 1993 after which the Company discontinued utilizing IRM. Included in "Liabilities subject to compromise" on the accompanying balance sheet was approximately $43,000 the Company owed IRM at December 31, 1995.



Note 15 - Liquidity

      NVF's consolidated working capital at December 31, 1995 increased by approximately $16,905,000 from December 31, 1994. Proceeds from a settlement of litigation entitled as the Official Creditors' Committee of NVF Company v. Victor Posner, et al. (See
Note 18) of $20,750,000 and other terms of such settlement, i.e., the return to the Company of its 11-3/4% Secured Promissory Notes in exchange for previously written off APL 10-3/4% Subordinated Sinking Fund Debentures, were principally responsible for the increase. However, the terms of the settlement also dictate that such proceeds may only be used in matters relating to the bankruptcy, which results in the restricted cash (See Note 2) of $16,336,000.

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

      On April 13, 1994, the Company filed its Disclosure Statement and Plan of Reorganization. The hearing on the adequacy of the Disclosure Statement was set for June 15, 1994. On June 6, 1994, the Disclosure Statement hearing was continued until June 30, 1994. The hearing was subsequently taken off calendar. On July 15, 1994, the Company filed its First Amended Disclosure Statement and First Amended Plan of Reorganization. A copy of the Plan was filed as
Exhibit 2.1 to Form 8-K by the Company on August 4, 1994. A hearing on the adequacy of the First Amended Disclosure Statement was set for September 13, 1994. On September 7, 1994, the Company filed
                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 15 - Liquidity (continued)

its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. On September 13, 1994, the hearing on the adequacy of the Second Amended Disclosure Statement was taken off calendar due to the agreement (the "Joint Agreement") reached before the Bankruptcy Court between NVF and the Official Committee of Unsecured Creditors of NVF (the "Committee") to jointly retain an investment banking firm for the purpose of marketing and selling or recapitalizing the Company.

      The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown has implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which will realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court had permitted the mover to review the findings and conclusions of Alex. Brown's decision. Eventually, Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. On December 29, 1995 the Bankruptcy Court signed an order approving the bid of First Security as the highest and best bid. On January 29, 1996 the Joint Plan of Reorganization ("the Plan") of NVF Company and The Official Committee of Unsecured Creditors and the Disclosure Statement was filed with the Bankruptcy Court (See Form 8-K dated January 29, 1996, Exhibits 2 and 99). On March 4, 1996 the Bankruptcy Court approved the Disclosure Statement. The Plan has been submitted to the creditors for ratification. A hearing date in Bankruptcy Court concerning confirmation of the Plan has been scheduled for April 25, 1996.

      NVF did not make sinking fund payments of $4.8 million due on January 1, 1993 and $43.2 million due January 1, 1994 nor did it make $1.2 million interest payments due July 1, 1993 and January 1,1994 on its 5% Subordinated Debentures. NVF did not make sinking fund payments of approximately $284,375 on November 14, 1993, November 14, 1994 and November 14, 1995 nor did it make interest payments of $568,757 on its 10% Subordinated Debentures due November 14, 1993, May 14, 1994, November 14, 1994, May 14, 1995
and November 14, 1995.  The Company did not make interest payments

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued



Note 15 - Liquidity (continued)

of approximately $373,000 due November 22, 1993, May 22, 1994, November 22, 1994, May 22, 1995 and November 22, 1995 on its 10% Secured Notes. The 5% and 10% Subordinated Debentures are expected to be compromised within the course of the bankruptcy and paid from a pool created by the sale of the Company and the proceeds from litigation entitled as the Official Creditor's Committee of NVF Company v. Victor Posner, et al.

      The Company has an accounts receivable financing arrangement with CIT Group ("CIT") covering substantially all of its accounts receivable. Such arrangement provides the Company a line of credit up to the lesser of $8,000,000 or 80% of the eligible accounts receivable at an interest rate of prime (8.75% at December 31,
1995) plus 1/2%, a line of credit fee of 1/2% per annum on the unused balance and a $3,000 per month collateral management fee.
At December 31, 1995 the Company had open a balance of $3.6 million
under this arrangement.  On            , 1996 CIT advised the
Company that it would not be interested in financing arrangement after the Company emerges from bankruptcy. The Company believes it will be successful in finding alternative financing, however there can be no assurance that the Company will be able to obtain such financing or that it will be available on terms the Company deems acceptable.

      NVF's ability to meet its cash requirements in the next twelve months is dependent upon increased cash flow being generated from NVF's operations, the continuing of financing of accounts receivable, available borrowings, the compromising of liabilities within the framework of bankruptcy and possible sale of any assets. No assurance can be given that any of such conditions can be achieved or, if achieved, what the terms and conditions thereof
will be.   NVF believes, but cannot assure, that cash generated
from operations and funds from accounts receivable financing facility or alternative facility will be sufficient to enable NVF to maintain its operations until such time as a plan can be confirmed by the Bankruptcy Court. The financial statements included herein have been prepared on a going concern basis and, accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should NVF be unable to continue in existence or be required to sell its assets. As a result of the uncertainties described above, reference is made to Note 16 included elsewhere herein for information concerning the estimated liquidation value of NVF on a consolidated basis.




                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 16 - Pro Forma Liquidating Balance Sheet - NVF (Unaudited)

      Because of the uncertainties concerning the Company's ability to continue operations on a going concern basis described elsewhere herein, set forth below is certain unaudited pro forma information concerning the estimated liquidating value of the Company on a consolidated basis. Such estimated values are the Company's best estimates of the recoverability of asset amounts upon a liquidation. No assurance can be given that actual liquidation values will approximate those set forth below. Values obtainable upon liquidation can vary widely depending upon various factors, including general business and market conditions and the manner and time of sales. No adjustment has been made with respect to any liabilities for any compromise or other settlement thereof in connection with a liquidation or the related cost of such liquidation to reflect that the liabilities of the Company substantially exceed its assets.

      The assumptions and methodology in estimating the liquidating value of NVF assets were as follows; Current assets are made up primarily of cash, accounts receivable and inventory. Most of the Company's inventory is either in process or finished goods. If liquidated, the Company would have difficulty selling the inventory without deep discounts. NVF's product is the base material in electrical components, etc. A large amount of NVF's inventory is in the circuit board industry. The Company believes customers are unlikely to purchase this inventory because it is technical in nature and requires tight compliance to military specifications. For these reasons, inventory was valued at 40% of book value. The majority of the receivables will be difficult to collect because of the simple fact that the Company is in liquidation, customers will not want to pay or may want to return materials, etc. Management feels that there would be a 75% recovery. Properties were valued at current market values and do not reflect a true liquidation valuation. Liabilities are recorded at book value.


















                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 16 - Pro Forma Liquidating Balance Sheet - NVF (Unaudited)


                                                     December 31, 1995
                                                   Historical  ProForma
  Assets                                              (In thousands)
Current assets                                     $ 45,915      33,730
Properties, net                                      18,804      11,832
Other assets                                          2,852         -

                                                   $ 67,571      45,562

  Liabilities and Stockholders' Deficiency
Current liabilities                                  20,817      20,817
Long-term debt and other liabilities                 90,794      90,794
Stockholders' deficiency                            (44,040)    (66,049)

                                                   $ 67,571      45,562


Note 17 - Supplementary Income Statement Information

                                        Year Ended December 31,
                                     1995        1994        1993
                                            (In thousands)

      Maintenance and Repairs       $ 5,651      5,561       4,908


Rent and Lease Commitments

      The Company has capital leases for a manufacturing facility and certain manufacturing equipment. The Company is committed through 1997 on a lease for the manufacturing facility located in Canada at $32,000 per year.

      The future minimum lease payments under capital leases at December 31, 1995 are as follows:

      Year Ending December 31,                              Capital Leases
                                                            (In thousands)

              1996                                              $   91
              1997                                                  78
              1998                                                  63
              1999                                                  41
              Thereafter                                             5
      Total minimum lease payments                                 278

      Less amounts representing interest                            68

Present value of minimum lease payments                         $  210

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 18 - Legal Matters

      By order of the Bankruptcy Court all litigation against NVF has been stayed pursuant to 11 USC Section 362 and unless otherwise ordered such proceedings will be resolved in the context of the bankruptcy case.

      On August 27, 1993 three creditors of NVF filed an involuntary bankruptcy petition against NVF under the Bankruptcy Code
Bankruptcy Court, Case No. 93-1020. On September 15, 1993, NVF filed its answer to the involuntary petition, and an order for relief was entered by the Bankruptcy Court. NVF continues to operate its business and is in possession of its assets as a debtor in possession in accordance with the Bankruptcy Code. No trustee or examiner has been appointed.

      On April 13, 1994, the Company filed its Disclosure Statement and Plan of Reorganization. The hearing on the adequacy of the Disclosure Statement was set for June 15, 1994. On June 6, 1994, the Disclosure Statement hearing was continued until June 30, 1994. The hearing was subsequently taken off calendar. On July 15, 1994, the Company filed its First Amended Disclosure Statement and First Amended Plan of Reorganization. A copy of the Plan was filed as
Exhibit 2.1 to Form 8-K by the Company on August 4, 1994. A hearing on the adequacy of the First Amended Disclosure Statement was set for September 13, 1994. On September 7, 1994, the Company filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. On September 13, 1994, the hearing on the adequacy of the Second Amended Disclosure was taken off calendar due to the agreement (the "Joint Agreement") reached before the Bankruptcy Court between NVF and the Official Committee of Unsecured Creditors of NVF (the "Committee") to jointly retain an investment banking firm for the purpose of marketing and selling or recapitalizing the Company.

      The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown has implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which will realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court had permitted the mover to review the findings and conclusions of Alex. Brown's decision. Eventually,

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 18 - Legal Matters (continued)

Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. On December 29, 1995 the Bankruptcy Court signed an order approving the bid of First Security as the highest and best bid. On January 29, 1996 the Joint Plan of Reorganization ("the Plan") of NVF Company and The Official Committee of Unsecured Creditors and the Disclosure Statement was filed with the Bankruptcy Court (See Form 8-K dated January 29, 1996, Exhibits 2 and 99). On March 4, 1996 the Bankruptcy Court approved the Disclosure Statement. The Plan has been submitted to the creditors for ratification. A hearing date in Bankruptcy Court concerning confirmation of the Plan has been scheduled for April 25, 1996.

      On June 25, 1993 an involuntary bankruptcy petition was filed against APL Corporation ("APL"), the Company's 68% owned subsidiary. On July 23, 1993, APL filed a motion in the Bankruptcy Court for the Southern District of Florida and obtained an order on July 27, 1993 converting the involuntary petition to a voluntary case under Chapter 11 of the Bankruptcy Code. On or about February 24, 1995, a Disclosure Statement For Creditors' Committee's Plan of Reorganization was filed in the APL bankruptcy case. A hearing on the Disclosure Statement in the APL case was held on April 6, 1995 and the Disclosure Statement was approved on April 15, 1995. The Plan was confirmed on June 8, 1995. Due to the fact that NVF no longer has control over APL, statements presented herein have been restated to reflect APL as a discontinued operation and to reflect
the deconsolidation of APL effective June 30, 1993.   The Company
had approximately $2.5 million face value of APL's 10-3/4% Subordinated Sinking Fund Debentures. However a settlement of litigation commenced by the Committee (See Note 18) called for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures. Other income of approximately $2,609,000 was recognized in 1995 as a result of the settlement.

      On December 1, 1993, in an action brought by the Securities & Exchange Commission not involving the Company, a judge in the United States District Court for the Southern District of New York issued a decision stating that the Court would issue a decree, among other things, barring Victor Posner and Steven Posner from serving as officers and directors of any reporting company under the Securities Exchange Act of 1934, as amended, and ordering that the stock Victor Posner and Steven Posner own in reporting companies which they control (as defined in that Act) be placed in voting trusts. On December 29, 1993 such decree was issued. On January 4, 1994 Victor Posner resigned his positions as Director, President and Chief Executive Officer of the Company. The United


                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 18 - Legal Matters (continued)

States Court of Appeals for the Second Circuit has affirmed the lower court's judgment and centiorari has been denied by the United States Supreme Court.

      On June 8, 1994, Richard L. Beltzhoover, as Trustee of The Employees' Pension and Investment Plan of Insulation Represen-tatives, Inc. filed suit against NVF in the Court of Chancery of the State of Delaware In and For New Castle County. The suit requested that the Court of Chancery summarily order an annual meeting of the shareholders of the Debtor. On June 17, 1994, the plaintiff filed a Motion to Expedite the Proceeding on the grounds that it is a summary proceeding under 8 Del. C. 211(c) and based upon allegations in the complaint. Subsequently, Vice Chancellor Berger directed the Debtor to file its answer in the Chancery Court Action on or before June 27, 1994. On June 27, 1994, the Debtor filed its answer in the Chancery Court Action. On July 6, 1994, Beltzhoover filed a Motion for Relief From Stay, or in the Alternative, To Compel Annual Shareholders Meeting. Beltzhoover requested an expedited hearing on the matter. On July 19, 1994 Beltzhoover filed the same motion in Bankruptcy Court. It was then decided that this case would be heard in Bankruptcy Court rather than in Chancery Court where the action has been stayed. A trial to hear the Application to Compel an Annual Meeting of NVF Shareholders was scheduled for October 3, 1994, however Beltzhoover requested a continuance on that date and all parties agreed to adjourn such action until November 28, 1994. On December 5, 1994 the Board of Directors of the Company approved a settlement proposal whereby Beltzhoover withdrew his motions and covenants not to refile, initiate, commence or resurrect any of the motions at any time before July 31, 1995. Beltzhoover also agreed not to seek reimbursement from the Company for any expenses incurred as a result of his efforts. In turn, the Company elected Richard Beltzhoover and Kim Del Fabro to its Board of Directors effective December 5, 1994.

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





                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 18 - Legal Matters (continued)

      On March 17, 1993, New Castle County filed an action in the Superior Court of the State of Delaware against the Company claiming that the Company owed New Castle $1,566,956.81 for sewer service provided to the Company's Yorklyn, Delaware plant. New Castle County has agreed to the treatment of their claim as set forth in the Plan. Under this proposal an aggregate amount of $1,813,507.27 claim of principal and interest shall be recognized. Interest shall accrue at 9% per annum from November 1, 1995 until the consummation date of the Plan. On the consummation date, or as soon as practicable thereafter, the holder of the claim shall receive twelve payments at monthly intervals of interest only at 8% per annum on the sum of $1,813,507.27 plus interest accrued between November 1, 1995 and the date of the first payment. Thereafter the remaining balance will be amortized over forty-eight months at a rate of 8% per annum. The Company reserved the right to contest this claim under this proposal and has filed such with
Court on              .

      The Company and the EPA, subject to obtaining necessary approvals, have reached agreement in principle with respect to treatment of environmental claims under the Plan. Under this agreement, among other things, environmental obligations will pass through to NVF after reorganization. The Company and the EPA, subject to obtaining necessary approvals, had reached agreement in principle with respect to treatment of environmental claims under the Debtor's plan. Under this agreement, among other things, if the purchase option of the plan is approved all prepetition environmental claims will be paid by the reorganized Company pari passu with the amount to be paid to the unsecured creditors.

      The Creditor's Committee commenced an adversary action in the United States District Court for the District of Delaware against certain present and former directors of the Company (including Messrs. Victor and Steven Posner), Triarc Companies, Inc. (formerly known as DWG), RC/Arby's Corporation, American Financial Corporation, Great American Insurance Company and Mid-Continent Casualty Company (the "Litigation"). The First Amended Complaint in the action alleged causes of action based on allegations of breach of fiduciary duty, waste, fraudulent transfers, preference payments, and violations of the Racketeer influence and Corrupt Organizations Act ("RICO"). The District Court subsequently dismissed the Committee's RICO claims on the grounds that defendants' alleged acts of mail and wire fraud did not proximately cause injury to NVF. The District Court also held that Delaware's three-year limitations period set forth in 10 Del. C. 8016 might apply to some causes of action and allowed the Committee to file a second amended complaint to plead facts showing why its claims are not time-barred. In its second amended complaint, the Committee named NVF Company as a nominal defendant. The Committee had also

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 18 - Legal Matters (continued)

filed a motion seeking leave to file a third amended complaint and a motion seeking reconsideration of the order dismissing the RICOclaims. Following extensive discovery and pre-trial preparation, on May 9, 1995, the parties to the litigation reached a settlement of their disputes before a United States Magistrate. Pursuant to the settlement, which was approved by the Bankruptcy Court on November 22, 1995, the parties have agreed, among other things, to the following: A) Victor Posner has agreed to pay $20,750,000 to the NVF estate; B) the Committee has agreed that the claim of the 10% secured notes will be allowed in the approximate amount of $8.2 million; C) the holders of the 11-3/4% Secured NVF notes have agreed to return such notes in exchange for the return of approximately $2,538,000 principal amount of the APL 10-3/4% Subordinated Sinking Fund Debentures held by NVF; D) DWG will withdraw its unsecured claims of approximately $210,000; and E) the parties have agreed to exchange mutual releases. A stipulation and Order of Dismissal was ordered by the United States District Court on December 15, 1995.

      NVF is also involved in certain litigation and proceedings with respect to matters related to the environment (See "Item 1 - Business - Environmental Matters") and certain other litigation as either plaintiff or defendant as a result of claims that arise in the ordinary course of its business. NVF does not believe any of such litigation will have a material adverse effect on its consolidated financial position or results of operations.

      The Company's consolidated financial statements at December 31, 1995 and December 31, 1994 included elsewhere herein, include accruals of approximately $6.8 million for costs in connection with the environmental matters. As detailed below, it is the Company's current belief that the referenced and known environmental proceedings will not have a material adverse effect on its financial position or its results of operations. The Company believes that the $6.8 million accrual should provide an adequate amount to resolve these known liabilities. However, because of the uncertain nature of its environmental liabilities, particularly those related to the Kennett Square facility and the Yorklyn Plant, the Company is unable to assure that the outcome of the environmental matters will not have a material adverse effect on its financial position or the results of operations. The amounts the Company will ultimately have to pay to resolve these matters could differ from the estimate in the near term.

      At the off site areas, the Company belongs to ("Potentially Responsible Party") Groups which typically pay costs and expenses on a basis reflecting each individual PRP's allocated share. While the Company's allocated share varies from site to site, at most sites it is approximately 1% or less. To devise an estimated range

                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 18 - Legal Matters (continued)

for accrual purposes, the Company assessed its allocated share against the range of total site costs considered by the PRP Group for each site. Because literally hundreds of other PRPs exist at these other sites, and those companies are jointly and severally liable, the Company does not have the resources or the ability to assess the financial condition of these other parties. In light of the multiple parties, the Company does not believe that the financial condition of other companies will affect its liability.

      For Company owned sites, the Company employed ranges of costs for known problems at Kennett Square and Yorklyn. As discussed below, those ranges do not include other speculative future environmental developments which could have a material impact on the Company. By applying this criterion for off site and owned sites, the Company estimated its environmental liabilities in the range of approximately $3 million to approximately $15 million. Based upon its settlement experience at certain sites and an internal assessment of the total clean up costs at each site, the Company determined an accrual amount for the range of potential environmental costs of $6.8 million. The Company's actual cost for these liabilities may well be closer to the lower end of the range due to the fact that the Company is in bankruptcy and due to the bankruptcy treatment of certain of these claims. The $6.8 million accrual does not include any offset for potential insurance recoveries. While the Company is hopeful that it will recover some funds for environmental settlements, it has not reached any agreements on its insurance claims. The Company has asserted claims against its insurers for all off site environmental liabilities and all environmental liabilities for the Kennett Square facility. In those actions, the Company seeks recovery of all costs incurred in connection with those environmental matters.

      Finally, future environmental matters could have a material impact on the Company. Specifically, the United States Environmental Protection Agency ("EPA") is evaluating the Kennett Square site and/or surrounding areas for possible listing on the NPL". However, the EPA has provided no indication of whether it intends to do so. If the EPA were to list the site and/or surrounding areas on the ("National Priorities Listing") and a cleanup were to be required, such a development could have a material impact on the Company. Because of the wholly speculative nature of this issue, the Company has not considered it in the $6.8 million accrual.








Note 19 - NVF Stand Alone Financial Statements - Unaudited

      The Company's subsidiaries, Parsons Paper and NVF Canada, are not part of the bankruptcy thus there was no change in the manner they are accounted for.  The accompanying financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code".
                                   NVF COMPANY
                             (Debtor-in-Possession)
                                  Balance Sheet
                                December 31, 1995
                             (thousands of dollars)
                                    Unaudited
                                                                December 31,
      Assets                                                        1995
Current assets:
      Cash and equivalents                                        $     526
      Restricted cash                                                16,336
      Receivables, less allowance for doubtful
        accounts of $360                                             12,379
      Intercompany receivables, net                                   8,159
      Inventories                                                    12,323
      Other current assets                                            1,448
            Total current assets                                     51,171
Investment in affiliate                                                 102

Properties, at cost                                                  87,716
Less accumulated depreciation and amortization                      (68,941)
      Net properties                                                 18,775
Other assets                                                          2,662
                                                                  $  72,710
      Liabilities and Stockholders' Deficiency
Current liabilities not subject to compromise:
      Current portion of long-term debt                           $   7,583
      Accounts receivable financing                                   3,616
      Accounts payable                                                1,679
      Accrued interest payable                                        1,385
      Accrued payroll and benefits                                    1,807
      Accrued professional liabilities                                3,032
      Accrued taxes                                                   1,502
      Other current liabilities                                         293
            Total current liabilities                                20,897

Investment in subsidiaries                                            6,619
Other long-term liabilities                                           2,752
Long-term debt                                                          176
Liabilities subject to compromise  (A)                               87,753
Stockholders' deficiency:
      Common stock, $.01 par value; authorized
        200,000,000 shares; issued 95,563,461 shares                    956
      Capital in excess of par value                                234,943
      Accumulated deficit                                          (273,034)
      Treasury common stock, 2,292,544 shares, at cost               (8,352)
            Total stockholders' deficiency                          (45,487)
                                                                  $  72,710

Note 19 - NVF Stand Alone Financial Statements - Unaudited



                                     NVF COMPANY
                               (Debtor-in-Possession)
                                    Balance Sheet
                                  December 31, 1995
                               (thousands of dollars)
                                      Unaudited




                                                          December 31,
                                                              1995

(A) Liabilities subject to compromise consist of the following:

      Trade and other miscellaneous claims                  $   9,079
      Accrued interest                                          2,076
      Pension obligations                                       5,355
      Post retirement benefit obligations, net                    513
      Subordinated debentures, 5%                              48,046
      Subordinated debentures, 10%                             11,375
      Other accrued liabilities                                11,282
      Current portion of long-term debt                            16
      Noncurrent portion of long term debt                         11

                                                            $  87,753 (B)






(B) Certain liabilities have been separately classified in the Plan of Reorganization filed on April 13, 1994 and July 14, 1994.


















Note 19 - NVF Stand Alone Financial Statements - Unaudited


                                     NVF COMPANY
                               (Debtor-in-Possession)
                              Statements of Operations
                       (In thousands except per share amounts)
                                      Unaudited


                                                       Twelve Months Ended
                                                        December 31, 1995

Net sales and operating revenues                            $  89,526

Cost of goods sold                                             74,339
Depreciation and amortization                                   2,585
Selling, general and administrative
  expenses                                                     10,272
                                                               87,196

      Income from operations                                    2,330

Other income (expense):
 Settlement with principal shareholder                         23,359
 Other income (expense), net                                    2,346
  Debt costs                                                   (1,005)

                                                               24,700

Income from operations before
  reorganization items, taxes and
  equity in net loss of affiliates                             27,030

Reorganization items:

  Professional fees                                             5,822


      Income (loss) before taxes and equity in net
        loss of affiliates                                     21,208

  Tax provision                                                 1,502

      Income (loss) before equity in net loss
         of affiliates                                         19,706

Equity in net loss of affiliates                               (2,337)

            Net income                                      $  17,369

Weighted average number of common and
  common equivalent shares outstanding,
  in thousands of shares                                       93,271

            Net income per share                                 0.19


                         NVF COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - Continued


Note 20 - Subsequent Events

      In January 1996, a flooding of Red Clay Creek resulted in approximately four feet of water in certain plants and offices of the Company located in Yorklyn, Delaware. This caused numerous production delays including the shutdown of the papermill facility for approximately two months. Estimated damages are approximately $2 million. The Company has submitted approximately $2 million in claims to various insurance carriers and has received an advance of $250,000 from one such carrier.

      On January 29, 1996 the Bankruptcy Court approved the First
Amended Disclosure Statement to Accompany the First Amended Joint
Plan of Reorganization of NVF Company and the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code.

      On                    CIT has advised the Company that it
would not be interested in this financing arrangement after the Company emerges from bankruptcy. The Company believes it will be successful in obtaining alternative financing, however there can be no assurance that the Company will be able to obtain such financing or that it will be available on terms the Company deems acceptable.





























                                    PART IV

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS OF FORM 8-K



(A) FINANCIAL STATEMENTS
      See INDEX TO FINANCIAL STATEMENTS - ITEM 8. for Financial
Statements and Financial Statements Schedules.

(B) REPORTS ON FORM 8-K - NONE

(C) EXHIBITS
      Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 6917 Collins Avenue, Miami Beach, Florida 33141.

    3.1 - Composite Certificate of Incorporation, and all amendments thereto, of NVF Company, incorporated herein by reference to NVF Company Form 10-K for 1980, Exhibit 3.1.
    3.2 - By-laws of NVF Company as amended to date, incorporated herein by reference to NVF Company Registration Statement on Form S-16 (No.2-57235), Exhibit 1(e).
    4.1 - Indenture, dated as of November 15, 1973 between NVF Company and Sterling National Bank, as Trustee, relating to NVF's 10% Subordinated Debentures due November 15, 2003, incorporated herein by reference to NVF Company Form 10-K for 1986, Exhibit 4.1.
    4.2 - Indenture, dated as of January 1, 1969 between NVF Company and Bankers Trust, as Trustee, relating to NVF's Subordinated Debentures due January 1, 1994, incorporated herein by reference to NVF Company Form 10-K for 1986,
            Exhibit 4.2.
   10.1 - NVF Company 1970 Stock Option Plan, as amended, incorporated herein by reference to Appendix B of the NVF Company Proxy Statement dated May 29, 1980.
   10.2 - Revolving Credit Agreement among NVF Company and The CIT Group/Business Credit, Inc. dated as of April 27, 1995.*
   10.3 - Agreement between Parsons Paper Division of NVF Company Hourly Workers and the United Paper Workers International Union, AFL-CIO and Its Affiliates dated June 1, 1993, incorporated herein by reference to NVF Company From 10-K for 1993, Exhibit 10.3.
   10.4 - Agreement between NVF Company and the United Paper Workers International Union, AFL-CIO and Its Affiliates dated April 28, 1993, incorporated herein by reference to NVF Company From 10-K for 1993, Exhibit 10.4.
   10.5 - Agreement between NVF Industries of Canada Ltd. and National Automobile, Aerospace and Agricultural Implement
            Workers Union of Canada dated                  .*




(C) EXHIBITS (Continued)


   10.6 -   NVF Management Incentive Plan, incorporated by reference
            to Appendix A to the Notice of Annual Meeting of
            Stockholders and Proxy Statement dated November 29, 1990,
            incorporated herein by reference to NVF Company  Form 10-
            K for 1990, Exhibit 10.8.
   22.1 -   Listing of subsidiaries of NVF Company *






       * being filed separately on Form SE.




(D) FINANCIAL STATEMENT SCHEDULES
      SEE INDEX TO FINANCIAL STATEMENTS - ITEM 8. for Financial
      Statements Schedules.

































                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 1996                        NVF COMPANY


                                    By:/s/ Robert W. Flack
                                     Robert W. Flack
                                     Acting Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of April, 1996 by the following persons on behalf of the registrant in the capacities indicated:

      Signatures                                Title

Principal Financial Officer:

/s/ Robert W. Flack                 Acting Chief Financial Officer and
Robert W. Flack                       Principal Accounting Officer



/s/ Richard L. Beltzhoover          Director
Richard L. Beltzhoover

/s/ Brenda N. Castellano            Executive Vice President and Director
Brenda N. Castellano

/s/ Melvin R. Colvin                Director
Melvin R. Colvin

/s/ Kim Del Fabro                   Director
Kim Del Fabro

/s/ Marco B. Loffredo, Jr.          Director
Marco B. Loffredo, Jr.

/s/ Bernard I. Posner               Director
Bernard I. Posner

/s/ Martin J. Posner                Executive Vice President and Director
Martin J. Posner

/s/ Willie C. Robinson              Director
Willie C. Robinson

/s/ Thomas M. Thompson              Director
Thomas M. Thompson