Form 10-K405/A
period 1995-12-31
NVF CO
filed 1996-04-29
CIK 73515

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-K/A



               AMENDMENT TO APPLICATION OR REPORT
          FILED PURSUANT TO SECTION 12, 13 OR 15(d) of
               THE SECURITIES EXCHANGE ACT OF 1934




                           NVF COMPANY
       (Exact name of Registrant as specified in charter)





                         AMENDMENT NO. 1



The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1995, as set forth in the pages attached hereto:

               PART III - ITEMS 10, 11, 12 and 13

                            PART III

Item 10.       Directors and Executive Officers.

(a)  Identification of Directors.

     Information regarding each director or NVF Company (the "Company"), his or her principal occupation during the past five years and current directorships is set forth below. Unless otherwise indicated, all directors have had the indicated principal occupations for the past five years or more. Each director has been elected to serve until the next annual meeting of stockholders and until his or her successor is duly chosen and qualified or until his or her prior death, resignation or removal.

          Richard L. Beltzhoover, 57, is the President of Insul-Representatives, Inc., a position he has held since 1975. He has been a director of Indy Connection Limousines, Inc. since 1983. He has been a director of the Company since December 1994 as a result of an agreement between Mr. Beltzhoover and the Company. Such agreement called for Mr. Beltzhoover to withdraw certain motions filed in Bankruptcy Court, not to refile, initiate, commence or resurrect any of the motions at any time before July 31, 1995 and not to seek reimbursement from the Company for any expenses incurred as a result of his efforts. In turn, the Company elected Richard Beltzhoover and Kim Del Fabro to its Board of Directors.

          Brenda N. Castellano, 40, is the Executive Vice President of the Company which position she has held since December 1990. From March 1988 until April 23, 1993, she was employed by DWG and certain of its subsidiaries. She was Executive Vice President and Assistant Secretary of DWG from October 1990 until April 23, 1993 (Senior Vice President and Assistant Secretary from July 1989 to October 1990 and a director of such corporation from July 1988 to October 1990). In addition, she had also been Senior Vice President and a director of APL from September 1989 until February 1994 when a trustee was appointed. She has been a director of Salem since March 1989 and Vice President and Assistant Secretary of Salem since October 1989. She is also President of Brenda Nestor Assoc. Inc., a real estate investment, property management and sales firm, and Executive Vice President and Secretary and a director of SMC. Ms. Castellano has been a director of First Security and Investment
          Corporation since October 1994.   She has been a director
          of the Company since March 1989.


          Melvin R. Colvin, 75, is the Executive Vice President of SMC. Mr. Colvin was Senior Vice President of the Company until his retirement on September 1, 1991. Until September 1, 1991, Mr. Colvin was also Senior Vice President of DWG, Southeastern, APL, PEC and Birdsboro and Vice President of National Propane. Mr. Colvin has been a director of Salem since 1984. Mr. Colvin was a director of APL until February 1994 when a trustee was appointed. Until April 23, 1993, he was also a director of DWG, Wilson and Southeastern. He was also a director of PEC and Birdsboro until their filing under the bankruptcy Code in February 1992. Mr. Colvin has been a director and Chairman of the Board of First Security and Investment Corporation since October 1994. He has been a director of the Company since 1988.

          Kim Del Fabro, 42, is President and Owner of KD & Associates Professional Corporation. He was also a partner in the firm Norkus & Del Fabro from 1985 to 1990. He is also a director and Treasurer of Indy Connection Limousines, Inc. since 1983, Orion Liquors, Inc. since 1987 and Orion Liquors - Fry Road Inc, since 1991. He was also a director of Hunt Graphics, Inc. from April 1993 until September 1993 and a director and Treasurer of
          Chem-Con, Inc. from 1986 until 1990.   He has been a
          director of the Company since December 1994 as a result of an agreement between Mr. Beltzhoover and the Company. Such agreement called for Mr. Beltzhoover to withdraw certain motions filed in Bankruptcy Court, not to refile, initiate, commence or resurrect any of the motions at any time before July 31, 1995 and not to seek reimbursement from the Company for any expenses incurred as a result of his efforts. In turn, the Company elected Richard Beltzhoover and Kim Del Fabro to its Board of Directors.

          Marco B. Loffredo, Jr. 46, is a self-employed practicing attorney in North Miami, Florida. Mr. Loffredo was elected Acting Secretary of the Company in May 1993.
          From October 1994 until June 1995, Mr. Loffredo has served as President of a subsidiary of SMC, Security Financial & Investment Corporation d/b/a Riviera Cabinets. He has been a director of Salem Corporation since March 1987, Secretary since June 1993 and Chairman of the Board since April 26, 1994. Mr. Loffredo had been a director of APL from November 1986 until June 1995 and has served as its President, Chief Executive Officer and Chairman from August 13, 1993 until June 1995. Until April 23, 1993, he was a director of Southeastern, Wilson, Graniteville and National Propane and was a director of DWG from December 1986 through December 1991. In addition, from April 1987 until its filing under the Bankruptcy Code in February 1992, he was a director of PEC and from September 1987 until its filing under the Bankruptcy Code in February, 1992, he was a director of Birdsboro. Mr. Loffredo has also served as a trustee of North Shore Medical Center, Miami, Florida, from November 1990 until August 1994. He has been a director of the Company since February 1987.

          Bernard I. Posner, 79, is Vice President of SMC. Mr. Posner was Senior Vice President of the Company until September 1, 1991. Until September 1, 1991, Mr. Posner was also Senior Vice President of DWG, Wilson, Southeastern, APL, Salem, PEC, Birdsboro and National Propane. Until April 23, 1993, Mr. Posner was also a director of DWG, Wilson and Southeastern. He was also a director of PEC and Birdsboro until their bankruptcy filing under the Bankruptcy Code in February 1992. He was a director of APL until February 1994, when a trustee was appointed. Mr. Posner is a director of Salem since 1984. He has been a director of the Company since 1970.

          Martin J. Posner, 48, is the Executive Vice President of the Company which position he has held since June 1988. Since July 1988, Mr. Posner has also been a director of Salem. In addition until April 23, 1993, he was a director of Southeastern and DWG. He has been a director of the Company since 1979.

          Willie C. Robinson, 61, is President of W.C. Robinson and Associates Inc., a consulting firm. Dr. Robinson had been a director of APL from September 1989 until February 1994, when a trustee was appointed. Dr Robinson was a director of Salem from November 1991 until July 1993. From December 1991 until April 23, 1993, Dr. Robinson was a director of DWG, from January 1992 until April 23, 1993 he was also a director of Southeastern, and from June 1992 until April 23, 1993, he was a director of Wilson. For more than six years he has also been a director of Central Life Insurance Company of Florida, which provides life insurance services. In addition, Dr. Robinson is a member of the Board of Trustees at the University of Miami and was a director of Eastern Airlines, Inc., which was engaged in the airline business until it discontinued operations in January 1991, Southeast Bank, N.A., which provided banking services until it was declared insolvent on a liquidity basis by the office of the Comptroller of the Currency in September 1991, and of its parent, Southeast Banking Corporation, which was a bank holding company until September 1991. He has been a director of the Company since 1986.

          T. M. Thompson, 78, is retired. He is a former Chairman and Chief Executive Officer of GATX Corporation, which provides capital equipment and services for extracting, processing and distributing dry and liquid bulk commodities. Mr. Thompson is a director of American Ship Building Company, which is engaged in ship building and ship repairs. He was a director of APL until February 1994, when a trustee was appointed. In addition, he was a director of DWG from October 1991 until April 23, 1993. He has been a director of the Company since 1979.


(b)       Identification of Executive Officer.

          The executive officers of the Company at December 31, 1995 are listed below.

                                                       Year First
                                                         Elected
     Name                     Title                Age   Officer

John J. McNaboe         Executive Vice President    59    1991
                        and Chief Operating Officer

Brenda N. Castellano*   Executive Vice President    40    1990

Marco B. Loffredo, Jr.* Acting Secretary            46    1993

Martin J. Posner*       Executive Vice President    48    1988

Robert W. Flack         Acting Chief Financial
                         Officer                    45    1993

William J. Campbell     Executive Vice President    64    1995

          Those executive officers who are also directors of the Company are designated by an asterisk (*), and their business experience during the past five years is set forth in the table in "Item 10(a) - Identification of Directors".

          Mr. McNaboe, who was elected Executive Vice President and Chief Operating Officer of the Company in November 1991, has been employed by the Company since January 1991. Mr. McNaboe was a private business consultant from August 1989 until December 1990. For more than ten years prior thereto, Mr. McNaboe was Vice President and Chief Operating Officer of Universal Brands, Inc. which was engaged in importing and distributing alcoholic beverages, water and fruit beverages and truck leasing.

          Mr. Flack was employed by Pennsylvania Engineering Corporation from January 1974 until February 1992. He was Vice President of Finance from February 1988 until their filing under the Bankruptcy Code in February 1992. He has been employed by the Company as Corporate Controller since April 1992 and as Acting Chief Financial Officer since May 1993.

          Mr. Campbell has been employed by the Company since 1974. He has been Senior Vice President - Administration since 1990. He was elected Executive Vice President of the Company in April 1995 with the Board of Directors recognizing that Mr. Campbell had been acting in said capacity and affirmed and ratified his actions therein.

          As stated below, all of the Company's executive officers named above, with the exception of Mr. McNaboe, Mr. Flack and Mr.
Campbell also perform services for and hold offices with other corporations affiliated with the Company.

          The term of office of each executive officer is one year and until his or her successor is duly elected and qualified or until his or her death, resignation or removal.


(c)       Identification of Certain Significant Employees.

          Not Applicable


(d)       Family Relationships.

          Victor Posner and Stephen Posner are father and son.
Bernard Posner is Victor Posner's brother.  Martin Posner is
Bernard Posner's son and nephew to Victor Posner and cousins to Stephen Posner.

(e)       Business Relationships

          The business experience of those executive officers who are directors is set forth in "Item 10(a) - Identification of Directors" and the business experience of those executive officers who are not also directors of the Company is set forth in "Item 10(b) - Identification of Executive Officers".

          In connection with the information called for by this
Item 10(e), the Company owned approximately 68.1% of the outstanding common stock of APL until June 8, 1995 when the Bankruptcy Court gave final confirmation to a plan of reorganization under which all outstanding stock of APL was cancelled. The reorganized APL issued shares of new common stock to SMC which is now its sole shareholder. APL owned approximately 52.9% of the outstanding common stock of Fischbach until its acquisition by American International Group, Inc. in July 1990. Until December 1990, the effective date of the Sharon Reorganization Plan, the Company owned approximately 74% of the outstanding common stock of Sharon (with an additional approximately 12.2% owned by Chesapeake Insurance Company Limited). All such stock was canceled upon the effectiveness of such plan. Sharon owned approximately 85% of the outstanding common stock of its subsidiary, Alaska Gold. In connection with the Sharon Reorganization Plan, such stock was transferred to a newly-formed entity owned by certain creditors of Sharon. Sharon and its subsidiaries had previously ceased to be subsidiaries of the Company in January 1988 by reason of the appointment of a trustee for Sharon in its proceedings under the Federal Bankruptcy Code. Victor Posner also owns approximately 49% of the outstanding common stock of Salem. Victor Posner and/or SMC may be deemed to be "parents" of the Company, APL, Salem and their respective subsidiaries and all such companies may be deemed to be "affiliates" of each other. All of the stock of SMC is owned by Victor Posner, a foundation created by Victor Posner and trusts created for the benefit of Victor Posner and his children.

          The principal businesses of such corporations are as follows:

          APL was engaged in the design, production and sale of housewares and giftware made of plastic and was engaged in the manufacture of building products, including wood cabinets. Salem designs, engineers and constructs heavy industrial equipment primarily for the metals and coal industry; SMC is a real estate developer and investor in real estate and securities.

          Sharon was, until the effectiveness of the Sharon Reorganization Plan in December l990, primarily a producer of hot and cold flat rolled steels in carbon and alloy grades, carbon and alloy steels used by the forging industry and coated flat rolled steel and was also engaged in the fabrication and sale of copper and brass products, in natural resource operations, consisting principally of coal mining, and in the manufacture and sale of welded stainless steel pipe and tubing and steel strapping; Alaska Gold mines placer gold principally in Nome, Alaska.

          In addition, until they filed for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania on February 4, l992, PEC and Birdsboro may be deemed to have been "affiliates" of the Company. Until such filings, PEC historically engaged primarily in the engineering and construction of steel-making and processing facilities, and the design, engineering and supply of heavy capital equipment for the steel industry and the construction of solid waste management disposal resource recovery facilities and Birdsboro engaged in the sale of spare parts for metal processing machinery equipment and, to a lesser extent, production of machine shop orders.

          The directorships held by each director of the Company in any company with a class of securities registered pursuant to Section l2 of the Securities Exchange Act of l934, as amended, or subject to Section l5(d) of such act or any company registered as an investment company under the Investment company act of l940, as amended, is set forth in Item l0(a). The information set forth in such Items l0(a) and l0(b) is hereby incorporated herein by reference.

(f)       Involvement in certain legal proceedings.

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

          The investment banking firm, Alex. Brown & Sons Incorporated ("Alex. Brown"), made procedural recommendations that were agreed upon by NVF and the Committee and approved by the Bankruptcy Court. Alex. Brown implemented those procedures and recommended to NVF and the Committee what they believe to be the highest and best offer which would realize the greatest value to the creditors. In accordance with the procedures approved by the Bankruptcy Court, Alex. Brown contacted a total of 147 potential purchasers for NVF. On July 24, 1995 Alex. Brown submitted its recommendation to the Bankruptcy Court under seal. On August 3, 1995 a hearing was held in the Bankruptcy Court on an Emergency Motion of First Security and Investment Corporation ("First Security") and Security Management Corporation for Examination of Alex. Brown & Sons, Inc. Pursuant to Federal Rule of Bankruptcy Procedure 2004. As a result of this hearing, the Court had permitted First Security to conduct an examination to review the findings and conclusions of Alex. Brown's decision. Eventually, Alex Brown determined that the bid by First Security was the highest and the best bid. On October 27, 1995, NVF and the Committee filed their motion with the Bankruptcy Court seeking approval to enter into and execute a stock purchase agreement with First Security. On December 29, 1995 the Bankruptcy Court signed an order approving the bid of First Security as the highest and best bid. On January 29, 1996 the Joint Plan of Reorganization of NVF Company and The Official Committee of Unsecured Creditors and the Disclosure Statement was filed with the Bankruptcy Court (See Form 8-K dated January 29, 1996, Exhibits 2 and 99). On March 4, 1996 the Bankruptcy Court approved the Disclosure Statement. The Disclosure Statement and Reorganization Plan have been submitted to the creditors for vote. A hearing date in Bankruptcy Court concerning confirmation of the Plan has been scheduled for April 25, 1996.

     On June 25, 1993 an involuntary bankruptcy petition was filed against APL. On July 23, 1993, APL filed a motion in the Bankruptcy Court for the Southern District of Florida and obtained an order on July 27, 1993 converting the involuntary petition to a voluntary case under Chapter 11 of the Bankruptcy Code. On or about February 24, 1995, a Disclosure Statement For Creditors' Committee's Plan of Reorganization was filed in the APL bankruptcy case. A hearing on the Disclosure Statement in the APL case was held on April 6, 1995 and the Disclosure Statement was approved on April 15, 1995. The Plan was confirmed on June 8, 1995. Due to the fact that NVF no longer has control over APL, statements presented herein have been restated to reflect APL as a discontinued operation and to reflect the deconsolidation of APL
effective June 30, 1993.   The Company had approximately $2.5
million face value of APL's 10-3/4% Subordinated Sinking Fund Debentures. However a settlement of litigation commenced by the Committee called for the holders of 11-3/4% Secured NVF Promissory Notes to return such notes in exchange for the return of the APL 10-3/4% Subordinated Sinking Fund Debentures.

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

          On February l8, l994, the District Court entered a trust order under which Victor Posner and Steven Posner were required to deliver to George H. Heyman, Jr., Trustee, all such stock Victor Posner and Steven Posner own in reporting companies they control. Under the terms of the trust, the Trustee is required to vote all Trust Securities upon any proposal (other than the election of directors) submitted to a vote of security holders in proportion to the votes cast by the other holders. As an example, if 5l% of the votes cast by the other holders are in favor of a proposal and 49% are against it, 5l% of the Trust Securities are to be voted in favor of the proposal and 49% are to be voted against the proposal. Similarly, in the election of directors where cumulative voting is not provided for, the Trust securities are to be voted in the same proportion for each nominee as the other security holders vote. Where cumulative voting is permitted, to the greatest extent possible, the Trust Securities are to be voted in proportion to the votes cast for those nominees equal in number to the number of vacancies on the board of directors to be filled who would have been elected had the Trust Securities not been voted. Notwithstanding the foregoing, unless otherwise ordered by the District Court, the Trustee, in his sole discretion, may depart from the proportionate voting provisions of the Trust in any manner he deems necessary in order to act in accordance with the purposes of the District Court's judgment. The Trustee must, however, give ten days' advance written notice to the District Court, the SEC, Victor Posner and Steven Posner before voting any of the Trust Securities in such manner.

          The Trustee is not permitted to sell, transfer or encumber the Trust Securities. After ten days' advance written notice to the SEC and compliance with the registration provisions of applicable state and federal securities laws and certain other conditions of the trust, Victor Posner and Steven Posner may direct that Trust Securities be sold, transferred or pledged. If an issuer of Trust Securities ceases to be a reporting company under the Exchange Act, such securities are no longer to be subject to the trust and are to be returned to the Posners. Unless sooner terminated by the agreement of Victor Posner, Steven Posner and the SEC, and an order of the District Court, the trust will terminate upon the deaths of both Victor Posner and Steven Posner.

          On January 4, l994 Victor Posner resigned his positions as Director, Chairman of the Board, President and Chief Executive Officer of the Company. The United States Court of Appeals for the Second Circuit has affirmed the lower court's judgment and certiori has been denied by the United States Supreme Court.

          On February 4, l993, PEC and its subsidiaries, Birdsboro and Lectromelt Corporation, filed petitions for relief under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. A Trustee was appointed in such proceedings on February 7, l992. In accordance with Chapter 7 of the Bankruptcy Code, upon such appointment the Trustee assumed jurisdiction over the assets and all powers with respect to the business of PEC and its subsidiaries and their respective board of directors and officers thereupon cease to have any power or authority with respect to the management of PEC. Certain of the executive officers of the Company were also executive officers of PEC and its subsidiaries, including Birdsboro, until the appointment of such Trustee and, as described elsewhere herein, certain directors of the Company were also directors of PEC and Birdsboro.

          Dr. Robinson was a director of Southeast Banking Corporation ("Southeast") which the Company is informed filed a voluntary petition under Chapter 7 of the Bankruptcy Code on September 20, l99l following the closing of Southeast's banking subsidiaries on September l9, l99l by bank regulatory authorities. Dr Robinson was also a director of Southeast Bank N.A., Southeast's principal banking subsidiary, which the Company is informed was declared insolvent on a liquidity basis by the Office of the Comptroller of the Currency on September l9, l99l and for which the Federal Deposit Insurance Corporation was appointed as receiver.
In addition, Dr. Robinson was the director of Eastern Airlines, Inc. ("Eastern"), which the Company is informed filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in March l989. The Company is informed that from March 1989 until April 1990, Eastern was operated as a debtor in possession under the Bankruptcy Code. In addition, the Company is informed that in April l990 the Bankruptcy court appointed a trustee to replace the debtor in possession and to operate Eastern as a going concern and that by appointment of such trustee the Board of Directors of Eastern no longer controlled its business and operations. The Company is also informed that on January l9, l99l, Eastern ceased operations and commenced an orderly liquidation of its assets under Chapter 11 of the Bankruptcy Code.


(g)       Information concerning delinquent filers

          To the best of NVF's knowledge, no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of the Securities and Exchange Commission is required to be contained herein.

Item 11.  Executive Compensation.

(a)       Summary of Cash and Certain Other Compensation

          The following Summary Compensation Table sets forth compensation awarded to, earned by or paid to the most highly compensated executive officer of the Company (no other executive officer of the Company having had total annual salary and bonus in excess of $l00,000 in the most recently completed fiscal year and there was no Chief Executive Officer) during the fiscal years ended December 3l, l995, l994 and l993 for services rendered in all capacities to the Company and its subsidiaries.

                  SUMMARY COMPENSATION TABLE(1)

                              Annual Compensation
(a)                   (b)    (c)       (d)         (e)     (i)
                                                 Other     All
                                                 Annual   Other
Name and                                         Compen-  Compen-
Principal          Fiscal                        sation   sation
Position            Year  Salary($) Bonus($)(2)   ($)    ($)(3)

JOHN J. McNABOE     1995  $300,000   75,000  (2)            -
Executive Vice      1994  $300,000   75,000  (3)            -
President and Chief 1993  $300,000   75,000  (3)            -
Operating Officer
of the Company

________________________
(1)  The section of table entitled "Long-Term Compensation" which section is designated for the reporting of restricted stock, options and stock appreciation right awards and the reporting of long-term incentive plan payout, has been deleted as no such compensation of a type required to be reported thereunder was awarded to, earned by or, paid to any of the named executive officers during the period covered by the table. Information in columns (e) and (i) is set forth in accordance with the regulations of the Securities and Exchange Commission.

(2) The Company has a management incentive plan in which officers of the Company and its subsidiaries including the person(s) named in the foregoing table participate. Such plan contains a formula based on operating earnings and earnings from sales of assets providing for an annual accrual under such formula for management incentive awards. Nothing was accrued under the formula provided in the Company's management incentive plan in respect of 1995. No awards have been made under such plan nor have the amounts available under such plan been allocated to any individual.

(3) Does not included any perquisite or other personal benefit to any named executive officer because the aggregate amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any such named executive in columns (c) and (d).



(b)  Certain Pension Plan Information

     Certain of the individuals named in the summary Compensation Table set forth under: Item II(a) - Summary of Cash and Certain Other Compensation" and certain other executive officers of the Company are covered by the defined benefit retirement plans of the Company. For the purposes of the Company's plan, earnings for employees other than elected or appointed officers are defined as an employee's aggregate earnings exclusive of management bonuses paid for the preceding calendar year. For employees who are elected or appointed officers, "earnings" means basic compensation.

     The Employees' Pension Plan of NVF Company ("NVF Salaried Plan") was frozen effective January 1, 1989 and from such date ceased to accrue benefit service for plan participants; the APL Shelter Products, Corp. Employees Retirement Plan ("APL Shelter Plan") was frozen effective February 28, 1989 and plan participants will not receive accrued benefit service from such date and the APL 1977 Employees Retirement Plan ("APL Retirement Plan") was terminated effective June 30, 1989.

     In compliance with the required minimum distribution rules of the Internal Revenue Code, Victor Posner is receiving annual pension in the amount of $81,472 from the NVF Salaried Plan, $4,521 from the APL Shelter Plan and $4,790 from the APL Retirement Plan.

     The following table sets forth the approximate annual pension which an officer may receive under the NVF Salaried Plan upon retirement at age 65, based on the indicated assumptions as to salary and years of service. The annual benefit upon retirement under the NVF Salaried Plan is based upon career average annual salary (excluding management bonuses). Benefits listed in the following table are not subject to deduction for Social Security or other offset amounts.

      Career
      Annual         15 Years          25 Years        35 Years
      Salary        Of Service        Of Service      Of Service

  $   50,000          10,755             17,925         25,095
     100,000          22,005             36,675         51,345
     150,000          33,255             55,425         77,595
     200,000          44,505             74,175        103,845
     300,000          67,005            111,675        156,345
     400,000          89,505            149,175        208,845
     500,000         112,005            186,675        261,345
     600,000         134,505            224,175        313,845
     700,000         157,005            261,675        366,345
     800,000         179,505            299,175        418,845
     900,000         202,005            366,675        471,345
   1,000,000         224,505            374,175        523,845
   1,100,000         247,005            411,675        576,345
   1,200,000         269,505            449,175        628,845

     No current executive officer has any benefit accrued under this plan.

     Options, warrants or rights

     Certain former officers of the Company had participated in the Company's 1970 Stock Option Plan. All options under the Company's 1970 Stock Option Plan may have been exercised in whole or in part at any time and were granted at not less than 100% of the fair market value per share of the Company's common stock on the date of grant. No options were granted in tandem with stock appreciation rights and there are no outstanding stock appreciation rights. At December 31, 1995, no options were outstanding. During such year, no options under the Plan described above were granted to, extended or exercised by any executive officer named in the Summary Compensation Table set forth under "Item 11 (a) - Summary of Cash and Certain Other Compensation" or any other executive officer of the Company. No executive officer currently holds any options under the plan.

     In addition to the foregoing, APL had a stock option plan and PEC had a stock purchase plan and a stock option plan. In their respective management capacities with such affiliated companies, certain officers of the Company participate or have participated under certain of such plans.

(d)  Compensation of Directors.

     Each member of the Company's Board of Directors, other than directors of the Company who are also employed by or are consultants to the Company or its affiliates, receives an annual retainer of $5,000, plus $500 for each Board meeting attended in person and $100 for each telephonic meeting. Non-employee members of the committees of the Board of Directors are paid $500 for each committee meeting attended in person ($750 in case of meetings of the audit committee) and $100 for each telephonic meeting ($250 in the case of meetings of the audit committee).


(e)  Termination of Employment and Change in Control Arrangements

     Not applicable.


(f)  Compensation Committee Interlocks and Insider Participation.

     During 1995 Melvin R. Colvin, Marco B. Loffredo, Jr., Thomas
M. Thompson and Willie C. Robinson were members of the Company's Compensation Committee. Mr. Colvin also served as Senior Vice President of the Company until his retirement on September 1, 1991.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

(a)  Security Ownership of Certain Beneficial Owners

     The security ownership of each person known to the Company to be beneficial owner of more than 5% of the Company's voting securities as of March 30, 1996 is as follows:

Name and Address         Amount and nature of          Percent
of Beneficial Owner      Beneficial Ownership          of Class

Victor Posner            33,996,034 shares  (1)(2)     36.4% (2)
  6917 Collins Avenue
  Miami Beach, Florida  33141



(1) Includes 15,907,069 shares of common stock owned by SMC. All of the stock of SMC is owned by Victor Posner, a foundation created by Victor Posner and trusts created for the benefit of Victor Posner and his children. Victor Posner may be deemed to be the beneficial owner of securities owned by SMC because he controls investment power over such securities. The shares of the Company's common stock held by Victor Posner referred to above exclude 12,000 shares held in trust for one of Victor Posner's grandchildren, in which Victor Posner disclaims any beneficial interest.

(2) All such shares are held in trust pursuant to which the trustee exercises voting control. Victor Posner and Steven Posner have retained sole dispositive power with respect to such shares. See "Involvement in Certain Legal Proceedings" for description of the terms of such trust.

(b)  Security Ownership of Management

     The beneficial ownership of the Company's common stock by each director of the Company who has such ownership, each of the executive officers named in the Summary Compensation Table included in "Item 11(a) - Summary of Cash and Other Compensation" and by all officers and directors of the Company as a group, as of March 30, 1995, is set forth in the following table:

                            Amount and Nature of        Percent of
Name of Beneficial Owner    Beneficial Ownership (1)    Class (2)

Richard L. Beltzhoover       1,050,000  shares  (3)         1.1%
Brenda Castellano              450,909  shares              0.5%
Kim Del Fabro                  200,000  shares              0.2%
John McNaboe                   100,000  shares              0.1%
Melvin R. Colvin                15,755  shares              Nil
Bernard I. Posner               55,587  shares              Nil
Martin J. Posner                 8,926  shares              Nil
Officers and directors of
  the Company as a group
  (7 persons)                1,881,177  shares              2.0%






(1) Except as otherwise noted, to the best knowledge of the Company, each listed person has both sole voting power and sole investment power as to the shares set forth opposite his name in the table above.

(2) The percent of class shown for each individual named in the table above assumed exercise by him of all his rights (such as stock options) to acquire the Company's common stock, but assumed no such exercise by any other person.

(3) The shares held by Richard L. Beltzhoover are owned by the Insulation Representatives. Inc. Employees Pension Plan for which Mr. Beltzhoover is trustee and has sole voting and dispositive powers.

     As described elsewhere herein as a result of the implement-ation on June 7, 1991 of a Stipulation of Settlement in certain litigation which had been pending in the Chancery of the State of Delaware against the Company and its directors, the Company's holdings of outstanding voting securities of APL increased from approximately 27.9% to approximately 68.1% and APL became a consolidated subsidiary of the Company until filing for bankruptcy
on June 25, 1993.   On June 8, 1995 the Bankruptcy Court gave final
confirmation to a plan of reorganization under which all outstanding stock of APL was cancelled. The reorganized APL issued shares of new common stock to SMC which is now its sole shareholder.


  (c) Changes in Control

     The shares of NVF Company common stock owned by Victor Posner and Steven Posner were endorsed and delivered to George H. Heyman, Jr., as Trustee, of a voting trust established in accordance with the terms of a Trust Order entered by the United States District Court for the Southern District of New York on March 2, 1994 in Securities and Exchange Commission v. Drexel Burnham Lambert Inc., et at., 88 Civ 6209 (MP).


Item 13.  Certain Relationships and Business Transactions.

(a) and (b)  Transactions with Management and Others; Certain
             Business Relationships.

     In accordance with the instruction to Item 404 of Regulation
S-K, no information is given in response to any paragraph of Item
404 as to any compensation or other transaction reported in response to Item 402 of Regulation S-K or as to any compensation or transaction with respect to which information may be omitted pursuant to any paragraph of Item 404 or Item 402 of such regulation.


(c)  Indebtedness of Management

     None of the persons specified in Item 404 (c) of Regulation S-K were indebted to the Company or any of its subsidiaries at any time since January 1, 1994 and including April 29, 1996 in an amount in excess of $60,000 except as described in paragraph (1) of
Item 13 above.


(d)  Transactions with Promoters

     Not applicable.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NVF COMPANY
                              (Registrant)



                              By:  /s/ Robert W. Flack
                                   Robert W. Flack
                                   Acting Chief Financial Officer








DATE:  April 29, 1996